Form 10-Q
period 1995-03-31
HASTINGS MANUFACTURING CO
filed 1995-05-15
CIK 46109

Hastings Manufacturing Company and Subsidiaries

                  Condensed Consolidated Financial Statements
                            March 31, 1995 and 1994































                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                   Commission File Number

     March 31, 1995                               1-3574


                         HASTINGS MANUFACTURING COMPANY
             (Exact name of registrant as specified in its charter)

        Michigan                             38-0633740
(State of Incorporation)      (I.R.S. Employer Identification No.)

325 North Hanover Street
Hastings, Michigan 49058
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  616-945-2491

                                      None
Former name, former address, and former fiscal year if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes   __X__                             No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
               Class                         April 19, 1995

     Common stock, $2 par value              388,668 shares





                           -1-
                Hastings Manufacturing Company and Subsidiaries

                                    Contents
          ===============================================


Part I - Financial Information

     Item 1 - Financial Statements:

        Report on Review by Independent Certified Public
           Accountants                                                         3

        Condensed Consolidated Balance Sheets -
           March 31, 1995 and December 31, 1994                                4

        Condensed Consolidated Statements of Operations -
           Three Months Ended March 31, 1995 and 1994                          5

        Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1995 and 1994                        6-7

        Notes to Condensed Consolidated Financial Statements                   8

        Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              9-12

        Review by Independent Certified Public Accountants                    13


Part II - Other Information                                                14-15






















                           -2-

Report on Review by Independent Certified Public Accountants


Board of Directors
Hastings Manufacturing Company
Hastings, Michigan

We have reviewed the accompanying condensed consolidated balance sheets of Hastings Manufacturing Company and subsidiaries as of March 31, 1995, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1995 and 1994, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 1995. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 3, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




BDO Seidman
Grand Rapids, Michigan
April 19, 1995








                           -3-
                Hastings Manufacturing Company and Subsidiaries

                                 Balance Sheets
                 =============================================

                                                March 31,   December 31,
Assets                                            1995          1994
Current Assets
   Cash                                      $    94,604   $   485,034
   Accounts receivable, less allowance of
      $515,000 and $415,000 for possible
      losses                                   9,468,340    10,734,164
   Refundable income taxes                       257,439       307,494
   Inventories:
      Finished products                        9,511,308     8,720,119
      Work in process                          1,474,903     1,273,155
      Raw materials                            4,371,332     4,468,048
   Prepaid expenses and other assets              79,057        91,905
   Future income tax benefits                  2,294,982     2,294,982

Total Current Assets                          27,551,965    28,374,901

Property and Equipment
   Land and improvements                       1,214,300     1,217,716
   Buildings                                   8,800,629     8,770,979
   Machinery and equipment                    26,086,478    25,881,850

                                              36,101,407    35,870,545
   Less accumulated depreciation              23,198,949    22,672,063

Net Property and Equipment                    12,902,458    13,198,482

Intangible Pension Asset                       1,426,580     1,426,580

Future Income Tax Benefits                     4,690,579     4,688,969

Other Assets                                     156,047       165,347

                                             $46,727,629   $47,854,279











                           -4-
                Hastings Manufacturing Company and Subsidiaries
                                 Balance Sheets
                 =============================================

                                             March 31,   December 31,
Liabilities and Stockholders' Equity           1995          1994
Current Liabilities
   Notes payable to banks                 $ 6,376,325  $ 5,671,280
   Accounts payable                         1,802,700    3,283,078
   Accruals:
      Compensation                            726,219      542,102
      Pension plan contribution               857,364      725,882
      Taxes other than income                 608,244      468,565
      Miscellaneous                           487,786      526,557
   Current portion of postretirement
      benefit obligation                    1,413,374    1,473,374
   Current maturities of
      long-term debt                        1,778,800    1,778,800

Total Current Liabilities                  14,050,812   14,469,638

Long-Term Debt,
   less current maturities                  5,794,833    6,223,900

Pension Liability,
   less current portion                     3,368,354    3,368,354

Postretirement Benefit Obligation,
   less current portion                    15,543,580   15,492,236

Total Liabilities                          38,757,579   39,554,128

Stockholders' Equity
   Preferred stock, $2 par value,
      authorized and unissued
      500,000 shares                                -            -
   Common stock, $2 par value,
      1,750,000 shares authorized;
      388,668 shares issued
      and outstanding                         777,336      777,336
   Additional paid-in capital                 147,384      147,384
   Retained earnings                        9,745,479   10,033,512
   Cumulative foreign currency
      translation adjustment                 (758,375)    (716,307)
   Pension liability adjustment            (1,941,774)  (1,941,774)

Total Stockholders' Equity                  7,970,050    8,300,151

                                          $46,727,629  $47,854,279

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.
                           -5-
                Hastings Manufacturing Company and Subsidiaries

                Condensed Consolidated Statements of Operations
               =================================================

Three months ended March 31,              1995        1994
Net Sales                              $16,334,723   $16,929,483

Cost of Sales                           11,304,031    11,120,874

Gross profit                             5,030,692     5,808,609

Expenses
     Advertising                           303,575       351,628
     Selling                             2,112,875     2,410,299
     General and administrative          2,773,238     2,871,124
     Interest                              241,050       214,113
     Other, net                             (2,724)     (217,497)

Total expenses                           5,428,014     5,629,667

Income (loss) before
     income tax expense (benefit)         (397,322)      178,942

Income Tax Expense (Benefit)              (147,000)       80,000

Net Income (Loss)                      $  (250,322)  $    98,942

Net Income (Loss) Per Share
     of Common Stock                   $      (.64)  $       .25

Average Shares of
     Common Stock Outstanding              388,668       388,383

Dividends Per Share of Common Stock    $       .10   $       .10




See accompanying independent accountants' review report and notes to condensed consolidated financial statements.









                           -6-

                             Hastings Manufacturing Company and Subsidiaries Condensed Consolidated Statements of Cash Flows
                            =================================================

Three months ended March 31,                         1995             1994
Operating Activities
  Net income (loss)                             $  (250,322)  $   98,942
  Adjustments to reconcile net
    income (loss) to net cash
    for operating activities:
    Depreciation                                    531,072      521,575
    Gain on sale of property and equipment               -      (220,850)
    Change in postretirement
      benefit obligation                             (8,656)     (92,597)
    Changes in operating
      assets and liabilities:
      Accounts receivable                         1,256,714    1,081,304
      Inventories                                  (922,892)    (651,940)
      Prepaid expenses and other
        current assets                               12,779       36,733
      Future income tax benefits and
        refundable income taxes                      50,055       42,026
      Other assets                                    9,353      (30,625)
      Accounts payable and accruals              (1,061,602)  (1,747,171)
Net cash for operating activities                  (383,499)    (962,603)

Investing Activities
  Capital expenditures                             (245,784)    (931,583)
  Proceeds from sale of property
    and equipment                                         -      224,068
Net cash for investing activities                  (245,784)    (707,515)

Financing Activities
  Proceeds from issuance of notes
    payable to banks                              5,645,605    4,500,000
  Principal payments on notes
    payable to banks                             (4,939,090)  (2,900,000)
  Principal payments on long-term debt             (429,067)    (229,021)
  Dividends paid                                    (38,867)     (38,838)
Net cash from financing activities                  238,581    1,332,141
Effect of Exchange Rate Changes on Cash                 272        6,817
Net Decrease in Cash                            $  (390,430)  $ (331,160)
Cash, beginning of period                           485,034      597,556
Cash, end of period                             $    94,604   $  266,396
Supplemental Disclosures of Cash Flow
  Information
  Cash paid during the period for:
    Interest                                    $   245,360   $  262,999
    Income taxes, net of refunds                   (197,392)      44,191

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.
                           -7-
                Hastings Manufacturing Company and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
             =====================================================



Note 1 In the opinion of the management of Hastings Manufacturing Company and subsidiaries (Company), the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position as of March 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994.

Note 2     The results of operations for the three months ended
           March 31, 1995, are not necessarily indicative of the results for all of 1995.

Note 3 Net income (loss) per share is determined based on the weighted average number of shares of common stock outstanding during each period.

Note 4 Under the terms of a debt agreement, the Company is subject to a restriction on the distribution or payment of dividends, such that dividend distributions may not exceed 50 percent of cumulative net income of the Company and its subsidiaries, beginning January 1, 1994. The Company obtained a waiver from the bank for its noncompliance with this restriction.

Note 5 The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances, transactions and stockholdings have been eliminated.

           The accompanying consolidated financial statements are condensed and do not contain all information required by generally accepted accounting principles in a complete set of financial statements.














                           -8-
                Hastings Manufacturing Company and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
               ==================================================



Net Sales

Net sales in the first quarter of 1995 decreased $549,760, or 3.5%, from $16,929,483 in the first quarter of 1994 to $16,334,723. The decline primarily resulted from the 1994 inclusion of the sale of technology and equipment to a foreign customer and, as discussed below, the Company's inability to meet customer demand during the quarter due to inventory shortages. Certain product sales have been slightly higher in 1995 with brand and export piston ring increases offset somewhat by a lower distributor filter sales volume. The distributor filter sales volume was down due, in part, to Company inventory shortages subsequent to a successful December 1994 promotion. Attainment of increased inventory levels necessary to support customer demand is anticipated during the second quarter. The piston ring volume likewise experienced some level of inventory shortages. The recent conversion to a new production control framework is expected to contribute to an improved product availability level.

Net sales in the first quarter of 1994 increased $1,020,166, or 6.4%, from $15,909,317 in the first quarter of 1993 to $16,929,483. That increase resulted from higher piston ring sales within the Company's traditional distributor network and from the inclusion of a portion of the proceeds from the noted sale of technology and equipment. The sale of manufactured filter parts to a competitor also increased during the first half of 1994, although that volume will decline in 1995 as that customer converts to additional in-house sourcing.

Cost of Sales and Gross Profit

Cost of sales during the first quarter of 1995 increased $183,157, or 1.6%, from $11,120,874 in 1994 to $11,304,031. As a percent of net sales, cost of sales during the first quarter of 1995 increased 3.5% from 65.7% to 69.2%. This increase resulted in a reduced gross profit margin from 34.3% in 1994 to 30.8% in the current quarter. The gross profit related to the technology and equipment sale contributed favorably to the 1994 performance. The current quarter's gross profit performance, while comparable to the fourth quarter of 1994, was reduced by the sales mix change noted above. Higher relative brand and export volumes, with lower incremental gross profit margins, added to the first quarter's performance. Lower margins on those sales segments are offset by lower required sales and administrative support costs.

Cost of sales during the first quarter of 1994 increased $294,816 or 2.7% from $10,826,058 in 1993 to $11,120,874. As a percent of net sales, cost of sales during the first quarter of 1994 decreased 2.4% from 68.1% to 65.7%. This reduction resulted in an increased gross profit margin from
                           -9-

                Hastings Manufacturing Company and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
               ==================================================



31.9% in 1993 to 34.3% in 1994. Volume increases attained in late 1993 carried over as cost efficiencies into early 1994 through lower direct labor and fixed overhead costs for many of the Company's products. In addition, the gross profit related to the technology and equipment sale contributed to the favorable 1994 gross profit result.

Expenses

Total expenses during the first quarter of 1995, excluding interest expense, decreased $228,590, or 4.2%, from $5,415,554 to $5,186,964.
Advertising expenses decreased $48,053 due to lower printed materials purchases and lower cooperative advertising promotions. Selling expenses decreased $297,424 due to a reduction in inventory conversion efforts related to new account activity and the absence in 1995 of a marketing assistance program as extended in 1994 to our export representative. General and administrative expenses decreased $97,886 due to lower employee education costs in the current quarter and a lower initial estimate for retiree medical care costs for 1995. The "other, net" amount for 1994 reflects a one-time gain on the sale of a warehouse facility. Excluding this one-time gain, first quarter 1995 total expenses, excluding interest expense, are down $449,444, or 8.0%, compared to first quarter 1994.

Total expenses during the first quarter of 1994, excluding interest expense, increased $593,001, or 12.3%, from $4,822,553 to $5,415,554.
Selling expenses increased $359,375 due to increased inventory conversion efforts through that period related to the buying group members and to the noted marketing assistance program absorbed throughout 1994. General and administrative expenses increased $349,794 as a result of increased group health costs, increased compensation costs driven by wage adjustments and increased employee education costs as the Company initiated various employee and systems development programs.

Interest Expense

Interest expense increased $26,937, or 12.6%, from $214,113 in the first quarter of 1994 to $241,050. The level of outstanding total debt during the first quarter of 1995 was higher than the level during the first quarter of 1994. Most of the Company's variable-rate debt is covered by an interest rate swap agreement with a fixed rate of 6.92%. The balance of the Company's variable-rate borrowings, however, reflect the interest rate increases experienced during the second half of 1994 and early 1995.

Interest expense decreased $23,229, or 9.8%, from $237,342 in the first quarter of 1993 to $214,113. The level of outstanding short-term debt increased in early 1994 from early 1993 due to increased working capital

                           -10-
                Hastings Manufacturing Company and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
               ==================================================



needs; however, the Company reduced the amount of outstanding long-term debt through its scheduled principal payments. The Company's interest rates were lower during the first quarter of 1994 due primarily to lower variable rates on certain of its borrowings and a lower fixed interest rate in the interest rate swap agreement covering the 1994 period.

Liquidity and Capital Resources

The Company's primary cash requirements are for operating expenses, including labor costs and raw materials, and for funding of accounts receivable, capital expenditures and long-term debt service. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. The Company expects to continue to generate cash from these sources.

During the first quarter of 1995, the Company used $383,499 of cash for operating activities. Finished goods inventories increased at March 31, 1995, following the December 1994 sales promotion, which resulted in inventory shortages during the quarter, and in anticipation of demand during the next two quarters. In addition, the Company reduced the level of its accounts payable and accrued liabilities during the first quarter via scheduled payments to vendors and payment of accruals for rebate and promotional programs driven by the late 1994 operating results. Such cash needs were partly offset by a reduction of approximately $1.25 million in trade accounts receivable. The remaining cash needs were financed by an increase in the short-term borrowings under the Company's lines of credit.

During the first quarter of 1994, the Company used $962,603 of cash for operating activities. The 1994 first quarter's factors were similar to the 1995 items with increased inventories and decreased payables and accruals offset by a decline in accounts receivable.

During the first quarter of 1995, the Company invested $245,784 in new equipment to expand certain production capabilities within its existing facilities. Capital equipment expenditures for 1995 are expected to be considerably lower than 1994 when a total of $3,530,848 was used for capital expenditures. During the first quarter of that year, the Company invested $931,583 in new machinery and equipment. That outlay was part of an effort to increase certain production capacities within the Company's existing facilities. During the first quarter of 1994, the Company also sold a warehouse facility for approximately $225,000 for cash and a note receivable.




                           -11-
                Hastings Manufacturing Company and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
               ==================================================



During the first quarter of 1995, the Company extended its short-term lines of credit with two of its current banks by an aggregate amount of $2.5 million. With the traditional soft first quarter results anticipated and the need to replenish the finished goods inventories, that added line capacity was considered appropriate. As of March 31, 1995, the Company had available approximately $4.3 million of unused capacity under its short-term lines of credit. The Company believes that current financing agreements with its lenders, along with the cash flow generated by future operating activities, will be sufficient to meet its working capital, capital expenditure and dividend requirements through 1995.

                Hastings Manufacturing Company and Subsidiaries

               Review by Independent Certified Public Accountants
              ====================================================


The March 31, 1995 and 1994 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by BDO Seidman, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

The review report of BDO Seidman is included in Part I, Item 1.

                          Part II - Other Information


ITEM 6

EXHIBITS AND REPORTS ON
             FORM 8-K

(a)  Exhibit 27 - Financial Data Schedule - Page 15

(b)  Reports on Form 8-K

       No reports on Form 8-K have been filed during the quarter for which this report is filed.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.




                               HASTINGS MANUFACTURING COMPANY




                               Monty C. Bennett                  May 12, 1995
                               Monty C. Bennett                             Date
                               (Vice-President)




                               Thomas J. Bellgraph               May 12, 1995
                               Thomas J. Bellgraph                          Date
                               (Treasurer)

                          Part II - Other Information


ITEM 6

EXHIBITS AND REPORTS ON
             FORM 8-K


(b)  Reports on Form 8-K

       No reports on Form 8-K have been filed during the quarter for which this report is filed.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.




                               HASTINGS MANUFACTURING COMPANY




                               Monty C. Bennett                  May 12, 1995
                               Monty C. Bennett                             Date
                               (Vice-President)




                               Thomas J. Bellgraph               May 12, 1995
                               Thomas J. Bellgraph                          Date
                               (Treasurer)