Form 10-Q
period 1995-06-30
HASTINGS MANUFACTURING CO
filed 1995-08-14
CIK 46109

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                   Commission File Number

     June 30, 1995                                1-3574


                        HASTINGS MANUFACTURING COMPANY
             (Exact name of registrant as specified in its charter)

        Michigan                             38-0633740
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

          Yes   __X__                             No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
               Class                         July 31, 1995

     Common stock, $2 par value              388,668 shares

                Hastings Manufacturing Company and Subsidiaries

                                    Contents
                ===============================================


Part I - Financial Information

     Item 1 - Financial Statements:

    Report on Review by Independent Certified Public
         Accountants                                                           3

    Condensed Consolidated Balance Sheets -
         June 30, 1995 and December 31, 1994                                 4-5

    Condensed Consolidated Statements of Operations -
         Three and Six Months Ended June 30, 1995 and 1994                     6

    Condensed Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1995 and 1994                             7-8

    Notes to Condensed Consolidated Financial Statements                       9

    Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               10-13

    Review by Independent Certified Public Accountants                        14


Part II - Other Information                                                   15




















Report on Review by Independent Certified Public Accountants

Board of Directors
Hastings Manufacturing Company
Hastings, Michigan

We have reviewed the accompanying condensed consolidated balance sheets of Hastings Manufacturing Company and subsidiaries as of June 30, 1995, and the related condensed consolidated statements of operations for the three month and six month periods ended June 30, 1995 and 1994 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1995 and 1994, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 1995. These financial statements are the responsibility of the Company's management.

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




BDO Seidman, LLP
Grand Rapids, Michigan
July 31, 1995





                             Hastings Manufacturing Company and Subsidiaries

                                  Condensed Consolidated Balance Sheets
                              =============================================

                                                              June 30,            December 31,
                                                               1995                 1994
Assets
Current Assets
   Cash                                                    $   521,498           $   485,034
   Accounts receivable, less allowance
        of $575,000 and $415,000 for
        possible losses                                      9,271,080            10,734,164
   Refundable income taxes                                     387,281               307,494
   Inventories:
        Finished products                                    8,676,990             8,720,119
        Work in process                                      1,536,810             1,273,155
        Raw materials                                        4,566,943             4,468,048
   Prepaid expenses and other assets                            89,036                91,905
   Future income tax benefits                                2,294,982             2,294,982

Total Current Assets                                        27,344,557            28,374,901

Property and Equipment
   Land and improvements                                     1,224,687             1,217,716
   Buildings                                                 8,831,515             8,770,979
   Machinery and equipment                                  26,772,318            25,881,850

                                                            36,828,520            35,870,545
   Less accumulated depreciation                            23,770,569            22,672,063

Net Property and Equipment                                  13,057,951            13,198,482

Intangible Pension Asset                                     1,426,580             1,426,580

Future Income Tax Benefits                                   4,685,686             4,688,969

Other Assets                                                   146,747               165,347

                                                           $46,661,521           $47,854,279





                             Hastings Manufacturing Company and Subsidiaries
                                  Condensed Consolidated Balance Sheets
                              =============================================
                                                              June 30,            December 31,
                                                               1995                   1994
Liabilities and Stockholders' Equity
Current Liabilities
   Notes payable to banks                                  $ 6,900,000           $ 5,671,280
   Accounts payable                                          1,704,639             3,283,078
   Accruals:
        Compensation                                           927,575               542,102
        Pension plan contribution                              966,755               725,882
        Taxes other than income                                641,350               468,565
        Miscellaneous                                          307,051               526,557
   Current portion of postretirement
        benefit obligation                                   1,473,374             1,473,374
   Current maturities of
        long-term debt                                       1,778,800             1,778,800
Total Current Liabilities                                   14,699,544            14,469,638
Long-Term Debt,
   less current maturities                                   5,365,755             6,223,900
Pension Liability,
   less current portion                                      3,368,354             3,368,354
Postretirement Benefit Obligation,
   less current portion                                     15,404,285            15,492,236
Total Liabilities                                           38,837,938            39,554,128
Stockholders' Equity
   Preferred stock, $2 par value,
        authorized and unissued
        500,000 shares                                               -                     -
   Common stock, $2 par value,
        1,750,000 shares authorized;
        388,668 shares issued
        and outstanding                                        777,336               777,336
   Additional paid-in capital                                  147,384               147,384
   Retained earnings                                         9,462,532            10,033,512
   Cumulative foreign currency
        translation adjustment                                (621,895)             (716,307)
   Pension liability adjustment                             (1,941,774)           (1,941,774)

Total Stockholders' Equity                                   7,823,583             8,300,151
                                                           $46,661,521           $47,854,279
See accompanying independent accountants' review report
and notes to condensed consolidated financial statements.



                             Hastings Manufacturing Company and Subsidiaries

                             Condensed Consolidated Statements of Operations
                            =================================================


                                  Three months ended                    Six months ended

June 30,                       1995               1994              1995                1994
Net Sales                  $18,754,159        $20,148,878        $35,088,882       $37,078,361

Cost of Sales               13,512,820         13,498,695         24,816,851        24,619,569

Gross profit                 5,241,339          6,650,183         10,272,031        12,458,792

Expenses
  Advertising                  300,688            355,656            604,263           707,284
  Selling                    2,276,493          2,582,052          4,389,368         4,992,351
  General and
     administrative          2,773,893          2,849,949          5,547,131         5,721,073
  Interest                     239,239            162,209            480,289           376,322
  Other, net                    23,106             (2,367)            20,382          (232,864)

Total expenses               5,613,419          5,947,499         11,041,433        11,564,166

Income (loss) before
  income tax expense
  (benefit)                   (372,080)           702,684           (769,402)          894,626

Income Taxes Expense
  (Benefit)                   (128,000)           270,000           (275,000)          363,000

Net Income (Loss)          $  (244,080)       $   432,684        $  (494,402)      $   531,626

Net Income (Loss)
  Per Share
  of Common Stock          $      (.63)       $      1.11        $     (1.27)      $      1.37

Average Shares of
  Common Stock
  Outstanding                  388,668            388,565            388,668           388,474

Dividends Per Share
  of Common Stock          $       .10        $       .10        $       .20       $       .20
See accompanying independent accountants' review report
and notes to condensed consolidated financial statements.

                             Hastings Manufacturing Company and Subsidiaries

                             Condensed Consolidated Statements of Cash Flows
                            =================================================
Six months ended June 30,                                       1995                   1994
Operating Activities
       Net income (loss)                                  $  (494,402)             $   531,626
       Adjustments to reconcile net
         income (loss) to net cash
         from operating activities:
         Depreciation                                       1,062,755                1,042,729
         Gain on sale of property and
            equipment                                            (900)                (231,616)
         Change in postretirement
            benefit obligation                                (87,951)                 (95,128)
         Changes in operating
            assets and liabilities:
            Accounts receivable                             1,482,341                  246,885
            Inventories                                      (265,164)                (339,790)
            Prepaid expenses and other
               current assets                                   3,103                   18,739
            Future income tax benefits
               and refundable income taxes                    (79,724)                 292,810
            Other assets                                       16,437                   25,343
            Accounts payable and accruals                  (1,005,317)              (1,370,462)

Net cash from operating activities                            631,178                  121,136

Investing Activities
       Capital expenditures                                  (889,834)              (2,457,392)
       Proceeds from sale of property
         and equipment                                            900                  236,275

Net cash for investing activities                            (888,934)              (2,221,117)

Financing Activities
       Proceeds from issuance of notes
         payable to banks                                  12,546,065                9,700,000
       Principal payments on notes
         payable to banks                                 (11,317,975)              (7,500,000)
       Principal payments on
         long-term debt                                      (858,145)                (544,552)
       Dividends paid                                         (77,734)                 (77,704)





                                     7
Net cash from financing activities                            292,211                1,577,744

Effect of Exchange Rate Changes
       on Cash                                                  2,009                   (4,504)

Net Increase (Decrease) in Cash                                36,464                 (526,741)

Cash, beginning of period                                     485,034                  597,556

Cash, end of period                                        $  521,498                $  70,815

Supplemental Disclosures of Cash Flow Information
       Cash paid during the period for:
         Interest                                          $  547,593                $ 450,391
         Income taxes, net of refunds                        (194,883)                  77,218

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.
































                                     8
                Hastings Manufacturing Company and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
             =====================================================



Note 1 In the opinion of the management of Hastings Manufacturing Company and subsidiaries (Company), the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position as of June 30, 1995, the results of operations for the three months and six months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and 1994.

Note 2 The results of operations for the six months ended June 30, 1995, are not necessarily indicative of the results for all of 1995.

Note 3 Net income (loss) per share is determined based on the weighted average number of shares of common stock outstanding during each period.

Note 4 Under the terms of a debt agreement, the Company is subject to a restriction on the declaration or payment of dividends, such that dividend distributions may not exceed 50 percent of cumulative net income of the Company and its subsidiaries, beginning January 1, 1994. The Company has obtained a waiver from the bank for its noncompliance with this restriction.

Note 5 The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances, transactions and stockholdings have been eliminated.

       The accompanying consolidated financial statements are condensed and do not contain all information required by generally accepted accounting principles in a complete set of financial statements.














                                     9

                Hastings Manufacturing Company and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
               ==================================================



Net Sales

Net sales in the second quarter of 1995 decreased $1,394,719, or 6.9%, from $20,148,878 in the second quarter of 1994 to $18,754,159. Net sales for the first half of 1995 decreased $1,989,479, or 5.4%, from $37,078,361 in the first half of 1994 to $35,088,882. These declines resulted from the 1994 inclusion of the sale of technology and equipment to a foreign customer, an increased level of inventory backorder problems early in the year and a general reduction in sales through our traditional distributor account network. The export piston ring portion of our business has experienced significant growth resulting in added demands upon certain production capacities. As the distributor volume softness is the partial result of production availability problems, the Company is reviewing various methods to enhance production capacities and efficiencies.

Net sales for the second quarter of 1995 exceeded the first quarter of this year by $2,419,436, or 14.8%. This increase reflects, in part, seasonality within the automotive aftermarket. This increase also resulted from some improved product availability attained from increased production levels during the second quarter. Net sales for the second quarter of 1994 exceeded the 1993 second quarter by $854,085, or 4.4%. That increase reflects the 1994 inclusion of a portion of the noted equipment sale.

Cost of Sales and Gross Profit

Cost of sales during the second quarter of 1995 increased $14,125, or .1%, from the second quarter of 1994. As a percent of net sales, cost of sales during the second quarter of 1995 (72.1%) increased from the 1994 second quarter results (67.0%). The six-month performance likewise reflects a higher cost of sales ratio for 1995 (70.7% versus 66.4%). The resulting gross profit margins declined a similar amount in the 1995 comparative periods. The gross profit margin decline is driven, in part, by the technology and equipment sale in 1994 with its higher relative margin. The 1995 results reflect higher material, labor and overhead costs. The material costs reflect price increases absorbed to date on purchased items. The direct labor costs and overhead costs reflect slightly higher average labor rates combined with significant overtime costs as the Company has worked toward an improved order fill performance. The 1995 results also reflect a gross profit margin decline driven by the noted sales mix change. The Company's export sales have always generated a lower gross margin under the logic that they require a lower level of operating expense support.


                                     10


                Hastings Manufacturing Company and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
               ==================================================



Cost of sales during the second quarter of 1994 increased 4.2% from the second quarter of 1993. The six-month results for 1994 reflect an increase in the gross margin results, however, up to 33.6% from 32.4% in the first half of 1993. The stronger 1994 gross margin was due primarily to the noted sale of equipment and technology combined with steady material and labor cost components.

Expenses

Total expenses during the second quarter of 1995, excluding interest expense, declined $411,110, or 7.1%, from $5,785,290 to $5,374,180. For the 1995 six-month period, these expenses decreased $626,700, or 5.6%, from $11,187,844 to $10,561,144. Advertising expenses decreased $103,021 through the first six months of 1995, reflecting lower printed materials costs and cooperative advertising program credits. Selling expenses decreased $602,983 due to a continued rollback in inventory conversion efforts related to new account activity and the absence in 1995 of a marketing assistance program as offered in 1994 to our export representative. General and administrative expenses have decreased $173,942 thus far due to continued lower employee education costs and a lower interim estimate for retiree medical costs in 1995. The "other" expense category for 1994 reflects a one-time gain on the sale of a warehouse facility.

Total expenses during the first half of 1994, excluding interest expense, increased $967,466, or 9.5%, from the first half of 1993. Advertising expenses were higher due to increased regional cooperative campaign costs. Selling expenses were higher due to a run-up in inventory conversion costs and to the noted export marketing assistance program. The 1994 general and administrative expenses were higher due to increased group health care estimates, increased compensation costs driven by wage and personnel adjustments, increased employee education costs and higher computer support costs driven by a systems upgrade.

Interest Expense

Interest expense during the first half of 1995 increased $103,967, or 27.6%, from the first half of 1994. The level of total debt outstanding during the first half of 1995 was higher than the debt level during the first half of 1994. While most of the Company's variable-rate borrowings are covered by an interest rate swap agreement, certain borrowings outside of that agreement were carried at a higher interest rate in early 1995.
                                     11



                Hastings Manufacturing Company and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
               ==================================================


The recorded interest expense for the first half of 1994 was lower than the first have of 1993. The level of total debt outstanding during the first half of 1994 projected lower borrowing costs for the full year due to lower variable rates on certain loan agreements and a lower fixed interest rate within the rate swap agreement covering the 1994 period.

Liquidity and Capital Resources

The Company's primary cash requirements are for operating expenses, including labor costs and raw materials, and for funding accounts receivable, capital expenditures and long-term debt service. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. The 1995 operating results to date have led to a greater reliance upon short-term borrowings. The Company, however, expects to generate sufficient future cash flows from these sources.

During the first half of 1995, the Company generated $631,178 of net cash from operating activities. The depreciation and accounts receivable sources were offset by the operating loss and reduced accounts payable and accrued liabilities. The accounts receivable reduction developed, in part, from the reduced sales level for the quarter. The accounts payable and accrued liabilities declined via scheduled payments to vendors and payment of accruals for rebate and promotional programs driven by the late 1994 operating results.

During the first half of 1994, the Company generated $121,136 of net cash from operating activities. The net income and depreciation sources were offset by higher inventories and reduced accounts payable and accrued liabilities.

During the first half of 1995, the Company invested $889,834 in new machinery and equipment. This pace is slightly below the half year depreciation level and reflects a more normal relationship for the Company. During the first half of 1994, the Company invested $2,457,392 in new machinery and equipment as part of an effort to increase certain piston ring and filter manufacturing capacities.

During the first half of 1995, the Company extended its short-term lines of credit with two of its current banks by an aggregate amount of $2.5 million. That extension was implemented, in part, to fund an increase in


                                     12
finished goods inventories and to offset any cash shortfall from operations. To date, the added short-term reserves have been sufficient to fund that shortfall. The Company has likewise actively pursued improvements in its operating potential. The Company believes that current financing agreements with its lenders, combined with cash flows generated by future operating activities and operating enhancements, will be sufficient to meet its working capital, capital expenditure and dividend requirements through 1995.










































                                     13

                Hastings Manufacturing Company and Subsidiaries

               Review by Independent Certified Public Accountants
              ====================================================


The June 30, 1995 and 1994 condensed consolidated financial statements included in this filing of Form 10-Q have been reviewed by BDO Seidman, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

The review report of BDO Seidman, LLP is included in Part I, Item 1.







































                                     14
                          Part II - Other Information

                                     ITEM 6

                            EXHIBITS AND REPORTS ON
                                    FORM 8-K


(a)    Exhibit 27 - Financial Data Schedule - Page 16

(b)    Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter for which this report is filed.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.




                                  HASTINGS MANUFACTURING COMPANY





Date: July 8, 1995               /s/ Monty C. Bennett
                                  Monty C. Bennett
                                  (Vice-President)




Date:  July 8, 1995               /s/ Thomas J. Bellgraph
                                  Thomas J. Bellgraph
                                  (Treasurer)








                                     15
13912