Form 10-Q
period 1995-09-30
HASTINGS MANUFACTURING CO
filed 1995-11-14
CIK 46109

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549
_____________________________________________________________________________

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarter Ended           Commission File Number
           September 30, 1995                     1-3574


                  HASTINGS MANUFACTURING COMPANY
      (Exact name of registrant as specified in its charter)

             Michigan                          38-0633740
     (State of Incorporation)      (I.R.S. Employer Identification No.)

        325 North Hanover Street
           Hastings, Michigan                    49058
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  616-945-2491

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

                                              Outstanding at
                  Class                      November 9, 1995
       Common stock, $2 par value             388,668 shares

____________________________________________________________________________


         Hastings Manufacturing Company and Subsidiaries

                             Contents
               ____________________________________


Part I - Financial Information

     Item 1 - Financial Statements:

          Report on Review by Independent Certified Public
          Accountants                                                  3

          Condensed Consolidated Balance Sheets -
               September 30, 1995 and December 31, 1994                4

          Condensed Consolidated Statements of Operations -
               Three and Nine Months Ended September 30,
               1995 and 1994, respectively                             5

          Condensed Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1995 and 1994         6-8

          Notes to Condensed Consolidated Financial Statements      9-11

          Review by Independent Certified Public Accountants          12

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  13-17


Part II - Other Information                                           18

     Signatures                                                       19

















                       -2-
   Report on Review by Independent Certified Public Accountants

Board of Directors
Hastings Manufacturing Company
Hastings, Michigan

We have reviewed the accompanying condensed consolidated balance sheets of Hastings Manufacturing Company and subsidiaries as of September 30, 1995, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1995 and 1994, and cash flows for the nine-month periods ended September 30, 1995 and 1994, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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

As described in Note 6, the Company sold its filter product line assets effective on September 3, 1995.

Based on our reviews, we are not aware of any material modifica-tions that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 5, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

BDO Seidman, LLP
Grand Rapids, Michigan
November 9, 1995

                       -3-
         Hastings Manufacturing Company and Subsidiaries

              Condensed Consolidated Balance Sheets
               ____________________________________

                                               September 30,         December 31,
                                                   1995                  1994
Assets

Current Assets
  Cash and cash equivalents                    $  2,875,689         $    485,034
  Accounts receivable, less allowance
      of $430,000 and $415,000 for
      possible losses                             8,177,798           10,734,164
  Refundable income taxes                           828,892              307,494
  Inventories:
      Finished products                           5,963,651            8,720,119
      Work in process                               979,945            1,273,155
      Raw materials                               2,130,921            4,468,048
  Prepaid expenses and other assets                 110,635               91,905
  Future income tax benefits                      2,269,389            2,294,982

Total Current Assets                             23,336,920           28,374,901

Property and Equipment
  Land and improvements                             653,505            1,217,716
  Buildings                                       4,031,548            8,770,979
  Machinery and equipment                        15,429,471           25,881,850

                                                 20,114,524           35,870,545
  Less accumulated depreciation                  12,732,768           22,672,063

Net Property and Equipment                        7,381,756           13,198,482

Intangible Pension Asset                          1,426,580            1,426,580

Future Income Tax Benefits                        4,905,181            4,688,969

Other Assets                                        119,829              165,347

                                               $ 37,170,266         $ 47,854,279







                       -4-
         Hastings Manufacturing Company and Subsidiaries

              Condensed Consolidated Balance Sheets
               ____________________________________
                                               September 30,        December 31,
                                                   1995                 1994
Liabilities and Stockholders' Equity

Current Liabilities
  Notes payable to banks                       $    111,570         $  5,671,280
  Accounts payable                                  897,313            3,283,078
  Accruals:
      Compensation                                1,315,229              542,102
      Pension plan contribution                     561,199              725,882
      Taxes other than income                       602,144              468,565
      Miscellaneous                                 655,897              526,557
  Current portion of postretirement
      benefit obligation                          1,541,126            1,473,374
  Current maturities of long-term debt            1,462,500            1,778,800

Total Current Liabilities                         7,146,978           14,469,638

Long-Term Debt, less current maturities           3,954,250            6,223,900

Pension and Deferred Compensation
  Obligations, less current portion               3,688,432            3,368,354

Postretirement Benefit Obligation,
  less current portion                           15,427,356           15,492,236

Total Liabilities                                30,217,016           39,554,128

Stockholders' Equity
  Preferred stock, $2 par value,
      authorized and unissued
      500,000 shares                                     --                   --
  Common stock, $2 par value,
      1,750,000 shares authorized;
      388,668 shares issued and
      outstanding                                   777,336              777,336
  Additional paid-in capital                        147,384              147,384
  Retained earnings                               8,498,693           10,033,512
  Cumulative foreign currency
      translation adjustment                       (528,389)            (716,307)
  Pension liability adjustment                   (1,941,774)          (1,941,774)




                                      -5-
Total Stockholders' Equity                        6,953,250            8,300,151

                                               $ 37,170,266         $ 47,854,279

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.


            Hastings Manufacturing Company and Subsidiaries

            Condensed Consolidated Statements of Operations
                 ____________________________________

                                          Three months ended                        Six months ended

September 30,                          1995                1994                 1995                1994
Net Sales                          $ 17,369,464        $ 18,026,109        $ 52,458,346         $ 55,104,470

Cost of Sales                        13,346,262          12,700,186          38,163,113           37,319,755

Gross profit                          4,023,202           5,325,923          14,295,233           17,784,715

Expenses
   Advertising                          281,281             312,650             885,544            1,019,934
   Selling                            2,064,348           2,289,292           6,453,716            7,281,643
   General and
     administrative                   2,962,436           2,590,768           8,509,567            8,311,841
   Interest                             178,770             243,981             659,059              620,303
   Loss on sale of filter
     operations
     (Note 6)                            67,254                  --              67,254                   --
   Other, net                            60,086              62,384              80,468             (170,480)

Total expenses                        5,614,175           5,499,075          16,655,608           17,063,241

Income (loss) before
   income taxes                      (1,590,973)           (173,152)         (2,360,375)             721,474

Income Taxes (Benefit)                 (666,000)            (68,000)           (941,000)             295,000

Net Income (Loss)                  $   (924,973)       $   (105,152)       $ (1,419,375)        $    426,474

Net Income (Loss) Per
   Share of Common
   Stock                           $      (2.38)       $       (.27)       $      (3.65)        $       1.10



                                      -6-
Average Shares of
   Common Stock
   Outstanding                          388,668             388,668             388,668              388,540

Dividends Per Share
   of Common Stock                 $        .10        $        .10        $        .30         $        .30

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.


         Hastings Manufacturing Company and Subsidiaries

         Condensed Consolidated Statements of Cash Flows
               ____________________________________

Nine months ended September 30,                                   1995                    1994
Operating Activities
  Net income (loss)                                         $  (1,419,375)           $    426,474
  Adjustments to reconcile net income (loss)
     to net cash from (for) operating
     activities:
     Depreciation                                               1,412,798               1,564,903
     Loss on sale of filter operations                             67,254                      --
     Gain on sale of property and equipment                          (900)               (230,510)
     Change in postretirement benefit
       obligation                                                   2,872                (307,991)
     Changes in operating assets and liabilities:
       Accounts receivable                                      2,594,538                 254,363
       Inventories                                             (1,637,189)               (471,460)
       Prepaid expenses and other
          current assets                                            8,515                 (83,756)
       Future income tax benefits
          and refundable income taxes                            (744,414)                198,428
       Other assets                                                69,277                  85,487
       Accounts payable and accruals                           (2,036,342)             (1,510,775)

Net cash (for) operating activities                            (1,682,966)                (74,837)

Investing Activities
  Capital expenditures                                         (1,311,305)             (3,458,902)
  Proceeds from sale of filter operations,
     net of related expenses paid                              13,647,443                      --
  Proceeds from sale of property
     and equipment                                                    900               2,036,267



                                      -7-
Net cash from (for) investing activities                       12,337,038              (1,422,635)

Financing Activities
  Proceeds from issuance of notes
     payable to banks                                          18,874,460              14,000,000
  Principal payments on notes
     payable to banks                                         (24,438,200)            (11,100,000)
  Principal payments on long-term debt                         (2,585,950)               (973,595)
  Dividends paid                                                 (116,600)               (116,572)

Net cash from (for) financing activities                       (8,266,290)              1,809,833

Effect of Exchange Rate Changes on Cash                             2,873                  (3,564)

Net Increase in Cash and Cash Equivalents                       2,390,655                 308,797

Cash and Cash Equivalents,
  beginning of period                                             485,034                 597,556

Cash and Cash Equivalents,
  end of period                                             $   2,875,689            $    906,353

Supplemental Disclosures of Cash Flow
  Information
  Cash paid (received) during the period for:
     Interest                                               $     803,005    $            666,346
     Income taxes, net of refunds                                (222,077)                 98,214

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.




















                       -8-
         Hastings Manufacturing Company and Subsidiaries

       Notes to Condensed Consolidated Financial Statements
               ____________________________________


Note 1 In the opinion of the management of Hastings Manufac-turing Company and subsidiaries (Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments considered necessary to present fairly the financial position of the Company as of September 30, 1995, the results of operations for the three months and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994.

Note 2    The results of operations for the nine months ended
          September 30, 1995 are not necessarily indicative of the results of operations for all of 1995.

Note 3 Net income (loss) per share is determined based on the weighted average number of shares of common stock outstanding during each period.

Note 4 The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances, transactions and stockholdings have been eliminated.

          The accompanying consolidated financial statements are condensed and do not contain all information required by generally accepted accounting principles in a complete set of financial statements.

Note 5 Under the terms of a debt agreement, the Company is subject to a restriction on the declaration or payment of dividends, such that dividend distributions may not exceed 50 percent of cumulative net income of the Company and its subsidiaries, beginning January 1, 1994. The Company has obtained a waiver from the bank for its noncompliance with this restriction.

Note 6    Sale of Filter Operations

          Effective on September 3, 1995, the Company entered into an agreement and sold its filter product line assets to CLARCOR Inc. (CLARCOR) of Rockford, Illinois. The Company's filter operations comprised a portion of its one business segment, automotive replacement parts. As such,


                       -9-
          the sale of the filter product line was accounted for as a sale of a portion of a segment of a business. The sales price, which is subject to final adjustment, amounted to $13,970,000, resulting in a pre-tax loss of $67,254 after consideration of all direct costs and expenses associated with the sale, including $826,000 relating to employee termination benefits.

          The sale did not include filter-related accounts receivable of approximately $5,725,000, which were retained for collection by the Company. Certain filter component parts inventory, located at the Company's Hastings, Michigan plant, was not included in the sale as the Company, as discussed below, will continue to supply CLARCOR with component parts during a transition period. CLARCOR did not assume any liabilities of the Company relating to the filter operations being sold. Remaining balances of these liabilities, which are not separately identifiable from other operations of the Company, are included in accounts payable and accruals at September 30, 1995. Remaining assets of the filter operations at September 30, 1995 are approximately as follows (in thousands):

          September 30,                        1995
          Accounts receivable                $ 2,750
          Component parts inventory            1,460

                                             $ 4,210

          Of the total $826,000 employee termination benefits accrued and expensed relating to the sale, nothing was paid through September 30, 1995.

          Total filter-related assets at December 31, 1994, including accounts receivable and component parts inventory, were approximately as follows (in thousands):

          December 31,                                1994
          Accounts receivable                       $ 6,080
          Inventory                                   7,410
          Net property, plant and equipment           5,885

                                                    $19,375


                      -10-
          The Company and CLARCOR also entered into a Transition Agreement, dated September 3, 1995. The Transition Agreement provides for the Company's manufacture and supply to CLARCOR of certain filter component parts until certain manufacturing equipment, located at the Company's Hastings, Michigan plant, can be moved and set up at CLARCOR's plant facilities. It also provides for the reimbursement of certain administrative costs directly related to the manufacture and supply of filter components to CLARCOR. It is estimated the transition period will be completed by mid-1996. Expense reimbursement for the period September 4, 1995 through September 30, 1995, included in net sales, amounted to $357,000.

          Sales and estimated operating loss amounts for filter operations were as follows (in thousands):

                                      Three months ended         Nine months ended

          September 30,               1995         1994          1995        1994
          Sales                      $7,803       $10,197       $25,458     $29,712
          Estimated operating
             loss                     1,182           538         2,286       1,075

          A significant portion of the Company's filter manufac-turing and distribution operations have historically been combined with its piston ring and other operations. While records of sales and cost of sales amounts were maintained by operation, the Company did not maintain separate records of operating expenses. The above estimated operating loss amounts reflect those operating expenses which the Company estimates will not recur as a result of the sale.

          While total use of the sale proceeds has not been determined at this time, short and long-term debt of $10,798,700 have been reduced through September 30, 1995 as a direct result of the sale.











                      -11-
         Hastings Manufacturing Company and Subsidiaries

        Review by Independent Certified Public Accountants
               ____________________________________


The September 30, 1995 and 1994, condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by BDO Seidman, LLP, Independent Certified Public
Accountants, in accordance with established professional standards and procedures for such a review.








































                      -12-
         Hastings Manufacturing Company and Subsidiaries

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
               ____________________________________


Net Sales

Net sales in the third quarter of 1995 decreased $656,645, or 3.6%, from $18,026,109 in the third quarter of 1994 to $17,369,464. In addition, net sales for the nine-month period ended September 30, 1995, decreased $2,646,124, or 4.8%, from the nine-month period ended September 30, 1994, after trailing the 1994 net sales by $1,989,479 through the first half of this year. As described in Note 6 to the condensed consolidated financial statements, the Company sold its filter product line assets and operations to CLARCOR, Inc. effective September 3, 1995. As such, revenues from that product line immediately shifted to the purchaser. Certain sales and operating relationships are also highlighted within Note 6. Within the remaining portion of the Company's operations, the export piston ring volume has continued its strength resulting in a significant year-to-year sales mix change within that product line. The resulting volume demands upon our production capacities has led to continued product shortages within the Company's traditional distributor markets.
A portion of the proceeds from the filter operations sale will be used to enhance our production capabilities. In addition, the next few quarters will reflect some level of filter sales activity as we are committed to supply certain filter products and services to the purchaser through a transition period. For September 1995, sales of those filter products were approximately $550,000 with another $357,000 of reimbursements for support services included in net sales.

Net sales for the third quarter of 1994 trailed the 1993 third quarter volume by $59,864 or .3%. The nine-month cumulative net sales for 1994 were higher than the 1993 comparative period, however, by $1,814,387. The year-to-date improvement for 1994 was driven, in part, by the recognition of the sale of technology and equipment to a foreign concern.

Cost of Sales and Gross Profit

Cost of sales during the third quarter of 1995 increased $646,076, or 5.1%, from the third quarter of 1994. As a percent of net sales, cost of sales during the third quarter of 1995 (76.8%) increased from the 1994 third quarter (70.5%). For the nine-month period, the cost of sales during 1995 (72.7%) also


                      -13-
         Hastings Manufacturing Company and Subsidiaries

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
               ____________________________________


increased from the 1994 (67.7%) level. The 1995 results reflect only minimal per unit material cost increases. The direct labor portion of the per unit costs, however, have risen throughout the year as the Company was required to meet increased production needs through extended overtime. This increased cost factor, combined with the roll-up effect of absorbed overhead costs on those higher per unit wages, resulted in an overall increase in most per unit costs. While increased production demands are anticipated for 1996, with a probable demand for some overtime, production capacity and efficiency improvements are being implemented to help curtail any ongoing, negative gross profit margin impact. The noted sales mix change in 1995, with higher relative export volume, also impacted the gross margin performance. The export sales markets contribute a lower margin though they are then offset by generally lower operating support costs. The 1994 comparative periods' gross profit margins were also supported, in part, by the favorable margin realized on the sale of the technology and equipment. Another factor impacting both the current and future transition periods is the minimal gross profit margin factored into the pricing of filter components and services to be provided to the purchaser. As an asset only sale, the current quarter's gross profit margin was also adversely impacted by certain sales reduction items (freight, cash discounts, etc.) absorbed in September though driven by the previous month's filter sales activity. Certain costs are of a recurring nature and have minimal net impact month to month. The termination of filter volume, however, required a one-time absorption of these items. That factor is likely to impact the fourth quarter as well though to a declining degree.

Expenses

Total expenses during the third quarter of 1995, excluding interest expense, increased $180,311 or 3.4% from $5,255,094 to $5,435,405. For the 1995 nine-month period, these expenses declined $446,389, or 2.7%, from $16,442,938 to $15,996,549.
Advertising expenses remained lower through the third quarter of 1995 reflecting lower printed materials purchases and reduced cooperative advertising credits. Selling expense declined further this quarter led by reduced inventory conversion activity and the absence in 1995 of a marketing assistance program as absorbed in 1994. Certain selling costs began to decline late in


                      -14-
         Hastings Manufacturing Company and Subsidiaries

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
               ____________________________________


the third quarter as management began to roll-back various support costs subsequent to the filter operations sale. General and administrative expenses have now surpassed the 1994 results-to-date by $197,726, or 2.4%, due to an acceleration of group health costs relative to current employees and retirees. The other, net expense category for the 1995 third quarter includes an environmental claim settlement of $37,500. The other, net category for 1994 reflects a one-time gain on the sale of a warehouse facility. The $67,254 loss generated by the filter sale is noted as a separate item under the two comparative 1995 periods. Many of the operating expenses are targeted to decline significantly through the next few quarters as the Company restructures in support of its reduced sales level.

Total expenses during the first nine months of 1994, excluding interest expense, increased by $861,239 or 5.5% from the first nine months of 1993. Advertising expenses were higher due to increased product catalog requirements. Selling expenses were up in 1994 reflecting higher inventory conversion activity and a higher sales promotion expense driven by the noted marketing assistance program. General and administrative costs were higher in 1994 as a result of increased group health costs, increased employee support costs and increased computer support costs resulting from a systems upgrade earlier that year.

Interest Expense

Interest expense for the third quarter of 1995 declined from the 1994 third quarter by $65,211, or 26.7%, following the repayment of certain short-term and long-term debt obligations subsequent to the filter operations sale. For the nine-month results, the reported 1995 interest expense still exceeds the 1994 level by $38,756 or 6.2%. The level of total debt outstanding during the first eight months of 1995, prior to the sale of filter operations, was higher than the debt level during the comparable period of 1994. Certain variable rate borrowings were also exposed to higher interest rates in early 1995.

The interest expense for the first nine months of 1994 was down $93,243, or 13.1%, from the same period in 1993. Though total average borrowings were somewhat higher through much of 1994, borrowing costs through the third quarter were lower reflecting


                      -15-
         Hastings Manufacturing Company and Subsidiaries

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
               ____________________________________


lower variable rates earlier in 1994 on certain borrowings and a lower fixed interest rate on the interest rate swap agreement covering most of the 1994 borrowings.

Liquidity and Capital Resources

The Company's primary cash requirements are for operating expenses, including labor costs and raw materials, and for funding accounts receivable, capital expenditures and long-term debt service. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. The recent sale of the Company's filter product line assets and operations, as described further in Note 6 to the condensed consolidated financial statements had, however, a significant impact upon the current relationship of the various cash flow activities. Following the full divestiture of the filter operations and the restructuring required to support the smaller organization, the Company expects to generate sufficient future cash flows from operations and bank borrowings to fund its operating needs.

During the first nine months of 1995, the Company used $1,682,966 of cash in operations, primarily due to the net loss for the period. The depreciation and accounts receivable sources were largely offset by an increase in inventory, after adjustment for the sale of filter-related inventory, and decreases in accounts payable and accrued liabilities. The accounts receivable reduction primarily resulted from reduced filter sales, subsequent to the sale of filter operations in early September, and the further collection of filter accounts receivable balances existing at the sale date. The inventory increase, adjusted for the $7,112,000 filter inventory sold, resulted from the Company's planned increased production efforts to make up for product shortages experienced throughout the year. Accounts payable and accrued liabilities, excluding additional accrued liabilities resulting from the filter sale, declined via scheduled payments to vendors, payment of accruals for rebate and promotional programs driven by the late 1994 operating results, and the reduction in purchases associated with filter operations.

The net cash generated from investing activities primarily reflects the inventory and property and equipment sold in the


                      -16-
         Hastings Manufacturing Company and Subsidiaries

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
               ____________________________________


filter sale transaction, offset by $1.3 million of capital expenditures. As further stated in Note 6, a significant portion of the filter sale proceeds were used to reduce both short-term and long-term obligations as of September 30, 1995. A portion of the remaining monies have been targeted for capital expenditures in the near future as the Company moves to enhance its piston ring manufacturing capabilities.

During the first nine months of 1994, the Company generated a net cash decline of $74,837 from operating activities. The net income and depreciation sources were offset by higher inventories and reduced accounts payable and accrued liabilities. The inventory increases reflected a minimal increase that carried through most of the year. The accounts payable and accruals decline annually through scheduled payments to vendors and liquidation of various year end commitments. Cash needs for capital expenditures increased in the first nine months of 1994, and were primarily financed by long-term debt and from the proceeds from the sale of technology and equipment.

Through the first half of 1995, the Company extended its short-term lines of credit by an aggregate amount of $2.5 million.
Those funds were necessary to offset the cash shortfall from operations and to support an increase in finished goods inventories. Subsequent to the filter operations sale, the available lines of credit were reduced by $4 million to reflect, in part, the lower anticipated future funding needs. In addition, some $1.3 million of long-term obligations and the balance of our domestic short-term obligations were repaid.
Other monies, as noted, have been targeted for equipment purchases. While the Company recognizes the potential for a soft operating performance through the next few quarters, the opportunities offered by the enhancement of our piston ring, tool and Casite chemical operations should allow for a controlled growth and a timely return to profitability. As such, and pending completion of the restructuring efforts, the Company believes that cash flow from operating activities, combined with the restructured financing agreements, will be sufficient to meet its working capital, capital expenditures and dividend needs through the coming years.




                      -17-
                   Part II - Other Information

                              ITEM 6

                     EXHIBITS AND REPORTS ON
                             FORM 8-K


(a)  Exhibit 27 - Financial Data Schedule - Page 20

(b)  Reports on Form 8-K

     Form 8-K, dated September 3, 1995, relating to the sale of filter related assets was filed by the Company on September
     18, 1995.




































                      -18-
                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.


                              HASTINGS MANUFACTURING COMPANY



Dated: November 14, 1995      By:   \s\ Monty C. Bennett
                                    Monty C. Bennett
                                    Its Vice-President


Dated: November 14, 1995      By:   \s\ Thomas J. Bellgraph
                                    Thomas J. Bellgraph
                                    Its Treasurer































                      -19-