Form 10-Q/A
period 1995-09-30
HASTINGS MANUFACTURING CO
filed 1996-03-21
CIK 46109

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549
_____________________________________________________________________________

                           FORM 10-Q/A
                        (Amendment No. 1)

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


   The Company's Form 10-Q for the quarter ended September 30, 1995, filed on November 14, 1995, is hereby amended (and refiled in its entirety) to reflect certain pre-tax and tax adjustments relating to the Company's filter operations, which were sold during the third quarter. Complete information relating to these adjustments was not available at the time of the original filing.


Part I - Financial Information

     Item 1 - Financial Statements:

          Report on Review by Independent Certified Public
          Accountants                                                  3

          Condensed Consolidated Balance Sheets -
               September 30, 1995 and December 31, 1994              4-5

          Condensed Consolidated Statements of Operations -
               Three and Nine Months Ended September 30,
               1995 and 1994, respectively                             6

          Condensed Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1995 and 1994         7-8

          Notes to Condensed Consolidated Financial Statements      9-11

          Review by Independent Certified Public Accountants          12

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  13-18


Part II - Other Information                                           19

     Signatures                                                       20









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

   /S/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
   March 8, 1996
                       -3-
         Hastings Manufacturing Company and Subsidiaries

              Condensed Consolidated Balance Sheets
               ____________________________________

                                               September 30,         December 31,
                                                   1995                  1994
Assets

Current Assets
  Cash and cash equivalents                    $  2,875,689         $    485,034
  Accounts receivable, less allowance
      of $430,000 and $415,000 for
      possible losses                             8,177,798           10,734,164
  Refundable income taxes                           226,037              307,494
  Inventories:
      Finished products                           5,963,651            8,720,119
      Work in process                               979,945            1,273,155
      Raw materials                               2,130,921            4,468,048
  Prepaid expenses and other assets                 110,635               91,905
  Future income tax benefits                      1,890,029            2,294,982

Total Current Assets                             22,354,705           28,374,901

Property and Equipment
  Land and improvements                             653,505            1,217,716
  Buildings                                       4,031,548            8,770,979
  Machinery and equipment                        15,429,471           25,881,850

                                                 20,114,524           35,870,545
  Less accumulated depreciation                  12,732,768           22,672,063

Net Property and Equipment                        7,381,756           13,198,482

Intangible Pension Asset                          1,426,580            1,426,580

Future Income Tax Benefits                        5,505,181            4,688,969

Other Assets                                        119,829              165,347

                                               $ 36,788,051         $ 47,854,279







                       -4-
         Hastings Manufacturing Company and Subsidiaries

              Condensed Consolidated Balance Sheets
               ____________________________________
                                               September 30,        December 31,
                                                   1995                 1994
Liabilities and Stockholders' Equity

Current Liabilities
  Notes payable to banks                       $    111,570         $  5,671,280
  Accounts payable                                1,576,381            3,283,078
  Accruals:
      Compensation                                1,315,229              542,102
      Pension plan contribution                     561,199              725,882
      Taxes other than income                       602,144              468,565
      Miscellaneous                                 655,897              526,557
  Current portion of postretirement
      benefit obligation                          1,541,126            1,473,374
  Current maturities of long-term debt            1,462,500            1,778,800

Total Current Liabilities                         7,826,046           14,469,638

Long-Term Debt, less current maturities           3,954,250            6,223,900

Pension and Deferred Compensation
  Obligations, less current portion               3,688,432            3,368,354

Postretirement Benefit Obligation,
  less current portion                           15,427,356           15,492,236

Total Liabilities                                30,896,084           39,554,128

Stockholders' Equity
  Preferred stock, $2 par value,
      authorized and unissued
      500,000 shares                                     --                   --
  Common stock, $2 par value,
      1,750,000 shares authorized;
      388,668 shares issued and
      outstanding                                   777,336              777,336
  Additional paid-in capital                        147,384              147,384
  Retained earnings                               7,437,410           10,033,512
  Cumulative foreign currency
      translation adjustment                       (528,389)            (716,307)
  Pension liability adjustment                   (1,941,774)          (1,941,774)




                                      -5-
Total Stockholders' Equity                        5,891,967            8,300,151

                                               $ 36,788,051         $ 47,854,279

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.


            Hastings Manufacturing Company and Subsidiaries

            Condensed Consolidated Statements of Operations
                 ____________________________________

                                          Three months ended                        Six months ended

September 30,                          1995                1994                 1995                1994
Net Sales                          $ 17,369,464        $ 18,026,109        $ 52,458,346         $ 55,104,470

Cost of Sales                        13,346,262          12,700,186          38,163,113           37,319,755

Gross profit                          4,023,202           5,325,923          14,295,233           17,784,715

Expenses
   Advertising                          586,668             312,650           1,190,931            1,019,934
   Selling                            2,188,029           2,289,292           6,577,307            7,281,643
   General and
     administrative                   3,212,436           2,590,768           8,759,567            8,311,841
   Interest                             178,770             243,981             659,059              620,303
   Loss on sale of filter
     operations
     (Note 6)                            67,254                  --              67,254                   --
   Other, net                            60,086              62,384              80,468             (170,480)

Total expenses                        6,293,243           5,499,075          17,334,676           17,063,241

Income (loss) before
   income taxes                      (2,270,041)           (173,152)         (3,039,443)             721,474

Income Taxes (Benefit)                 (283,785)            (68,000)           (558,785)             295,000

Net Income (Loss)                  $ (1,986,256)       $   (105,152)       $ (2,480,658)        $    426,474

Net Income (Loss) Per
   Share of Common
   Stock                           $      (5.11)       $       (.27)       $      (6.38)        $       1.10



                                      -6-
Average Shares of
   Common Stock
   Outstanding                          388,668             388,668             388,668              388,540

Dividends Per Share
   of Common Stock                 $        .10        $        .10        $        .30         $        .30

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.


         Hastings Manufacturing Company and Subsidiaries

         Condensed Consolidated Statements of Cash Flows
               ____________________________________

Nine months ended September 30,                                   1995                    1994
Operating Activities
  Net income (loss)                                         $  (2,480,658)           $    426,474
  Adjustments to reconcile net income (loss)
     to net cash from (for) operating
     activities:
     Depreciation                                               1,412,798               1,564,903
     Loss on sale of filter operations                             67,254                      --
     Gain on sale of property and equipment                          (900)               (230,510)
     Change in postretirement benefit
       obligation                                                   2,872                (307,991)
     Changes in operating assets and liabilities:
       Accounts receivable                                      2,594,538                 254,363
       Inventories                                             (1,637,189)               (471,460)
       Prepaid expenses and other
          current assets                                            8,515                 (83,756)
       Future income tax benefits
          and refundable income taxes                            (362,199)                198,428
       Other assets                                                69,277                  85,487
       Accounts payable and accruals                           (1,357,274)             (1,510,775)

Net cash (for) operating activities                            (1,682,966)                (74,837)

Investing Activities
  Capital expenditures                                         (1,311,305)             (3,458,902)
  Proceeds from sale of filter operations,
     net of related expenses paid                              13,647,443                      --
  Proceeds from sale of property
     and equipment                                                    900               2,036,267



                                      -7-
Net cash from (for) investing activities                       12,337,038              (1,422,635)

Financing Activities
  Proceeds from issuance of notes
     payable to banks                                          18,874,460              14,000,000
  Principal payments on notes
     payable to banks                                         (24,438,200)            (11,100,000)
  Principal payments on long-term debt                         (2,585,950)               (973,595)
  Dividends paid                                                 (116,600)               (116,572)

Net cash from (for) financing activities                       (8,266,290)              1,809,833

Effect of Exchange Rate Changes on Cash                             2,873                  (3,564)

Net Increase in Cash and Cash Equivalents                       2,390,655                 308,797

Cash and Cash Equivalents,
  beginning of period                                             485,034                 597,556

Cash and Cash Equivalents,
  end of period                                             $   2,875,689            $    906,353

Supplemental Disclosures of Cash Flow
  Information
  Cash paid (received) during the period for:
     Interest                                               $     803,005    $            666,346
     Income taxes, net of refunds                                (222,077)                 98,214

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

Note 6    Sale of Filter Operations

             Effective on September 3, 1995, the Company entered into an agreement and sold its filter product line assets to CLARCOR Inc. (CLARCOR) of Rockford, Illinois. The Company's filter operations comprised a portion of its one business segment, automotive replacement parts. As such,


                       -9-
          the sale of the filter product line was accounted for as a sale of a portion of a segment of a business. The sales price, which is subject to final adjustment, amounted to $13,970,000, resulting in a pre-tax loss of $67,254 after consideration of all direct costs and expenses associated with the sale, including $720,400 relating to employee severance benefits.

             The sale did not include filter-related accounts receivable of approximately $5,725,000, which were retained for collection by the Company. Certain filters and filter component parts inventory, located at the Company's Hastings, Michigan plant, was not included in the sale as the Company, as discussed below, will continue to supply CLARCOR with component parts during a transition period. CLARCOR did not assume any liabilities of the Company relating to the filter operations being sold. Remaining balances of these liabilities, which are not separately identifiable from other operations of the Company, are included in accounts payable and accruals at September 30, 1995. Remaining assets of the filter operations at September 30, 1995 are approximately as follows (in thousands):

          September 30,                        1995
          Accounts receivable                $ 2,750
          Filter inventory                     1,460

                                             $ 4,210

             Of the total $720,400 employee severance benefits accrued and expensed relating to the sale, nothing was paid through September 30, 1995.

             Total filter-related assets at December 31, 1994, including accounts receivable and filter inventory, were approximately as follows (in thousands):

          December 31,                                1994
          Accounts receivable                       $ 6,080
          Inventory                                   7,410
          Net property, plant and equipment           5,885

                                                    $19,375


                      -10-
             The Company and CLARCOR also entered into a Transition Agreement, dated September 3, 1995. The Transition Agreement provides for the Company's manufacture and supply to CLARCOR of certain filters and filter component parts until certain manufacturing equipment, located at the Company's Hastings, Michigan plant, can be moved and set up at CLARCOR's plant facilities. It also provides for the reimbursement of certain administrative costs directly related to the manufacture and supply of filter components to CLARCOR. It is estimated the transition period will be completed by mid-1996. Expense reimbursement for the period September 4, 1995 through September 30, 1995, included in net sales, amounted to $357,000.

          Sales and estimated operating loss amounts for filter operations were as follows (in thousands):

                                      Three months ended         Nine months ended

          September 30,               1995         1994          1995        1994
          Sales                      $7,803       $10,197       $25,458     $29,712
          Estimated operating
             loss                     1,716           538         2,820       1,075

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

Expenses

   Total expenses during the third quarter of 1995, excluding interest expense, increased $859,379 or 16.4% from $5,255,094 to $6,114,473. For the 1995 nine-month period, these expenses increased $232,679 or 1.4%, from $16,442,938 to $16,675,617.
Advertising expense increased in the third quarter of 1995 reflecting the absorption of certain filter costs subsequent to the sale. The Company recorded the balance of the cost of the current year's filter product catalog and the remaining reserve against a filter premium program. Selling expense



                      -14-
         Hastings Manufacturing Company and Subsidiaries

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
               ____________________________________


declined further this quarter led by reduced inventory conversion activity and the absence in 1995 of a marketing assistance program as absorbed in 1994. Certain selling costs began to decline late in the third quarter as management began to roll-back various support costs subsequent to the filter operations sale. General and administrative expenses have now surpassed the 1994 results-to-date by $447,726, or 5.4%, due to an acceleration of group health costs relative to current employees and retirees. The other, net expense category for the 1995 third quarter includes an environmental claim settlement of $37,500. The other, net category for 1994 reflects a one-time gain on the sale of a warehouse facility. The $67,254 loss generated by the filter sale is noted as a separate item under the two comparative 1995 periods.
Many of the operating expenses are targeted to decline significantly through the next few quarters as the Company restructures in support of its reduced sales level.

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


                      -15-
         Hastings Manufacturing Company and Subsidiaries

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
               ____________________________________


The interest expense for the first nine months of 1994 was down $93,243, or 13.1%, from the same period in 1993. Though total average borrowings were somewhat higher through much of 1994, borrowing costs through the third quarter were lower reflecting lower variable rates earlier in 1994 on certain borrowings and a lower fixed interest rate on the interest rate swap agreement covering most of the 1994 borrowings.

   Income Taxes

The 1995 third quarter and nine-month effective tax credits of 12.5% and 18.4%, respectively, are lower than the statutory rate due to establishment of a valuation allowance for certain unused foreign tax credits and the reversal and adjustment of certain temporary differences. The 1994 comparative effective tax rates are higher than the statutory rate due primarily to state income tax requirements and a higher statutory rate applied on the earnings of the Company's Canadian subsidiary.

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

The net cash generated from investing activities primarily reflects the inventory and property and equipment sold in the filter sale transaction, offset by $1.3 million of capital expenditures. As further stated in Note 6, a significant portion of the filter sale proceeds were used to reduce both short-term and long-term obligations as of September 30, 1995. A portion of the remaining monies have been targeted for capital expenditures in the near future as the Company moves to enhance its piston ring manufacturing capabilities.

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


                      -17-
         Hastings Manufacturing Company and Subsidiaries

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






























                      -18-
                   Part II - Other Information

                              ITEM 6

                     EXHIBITS AND REPORTS ON
                             FORM 8-K


   (a)  Exhibit 27 - Financial Data Schedule - Page 21

(b)  Reports on Form 8-K

        Form 8-K, dated September 3, 1995, relating to the sale of filter related assets was filed by the Company on September 18, 1995. On November 14, 1995, the Company filed a Form 8-K/A (Amendment No. 1) providing the required pro forma financial information relating to the filter sale.


































                      -19-
                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.


                              HASTINGS MANUFACTURING COMPANY



   Dated: March 21, 1996      By:   \s\ Monty C. Bennett
                                    Monty C. Bennett
                                    Its Vice-President


   Dated: March 21, 1996      By:   \s\ Thomas J. Bellgraph
                                    Thomas J. Bellgraph
                                    Its Treasurer































                      -20-