Form 10-K405
period 1995-12-31
HASTINGS MANUFACTURING CO
filed 1996-03-29
CIK 46109

___________________________________________________________________________

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                             ________________

                                 FORM 10-K

     _X_  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
          For the year ended December 31, 1995
                                    OR
     ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]
          For the transition period from _____________ to ______________.

                      Commission File Number 1-3574

                      HASTINGS MANUFACTURING COMPANY
          (Exact name of registrant as specified in its charter)


                   Michigan                           38-0633740
           (State of incorporation)      (I.R.S. Employer Identification No.)

           325 North Hanover Street
              Hastings, Michigan                        49058
   (Address of principal executive offices)           (Zip Code)

    Registrant's telephone number, including area code:  (616) 945-2491

        Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                ON WHICH REGISTERED
         Common Stock, $2.00 par value         American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:        None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes_X_     No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (<Section> 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.   _X_


Aggregate market value of voting stock of Registrant held by non-affiliates as of March 20, 1996 was $3,953,692.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 20, 1996:

                 Common Stock - $2 par value   389,243 Shares

            Documents and Information Incorporated by Reference

   Part III, Items 10, 11, 12 and 13       Proxy Statement for Annual Meeting
                                                 to be held May 7, 1996
________________________________________________________________________________








































                                  PART I


ITEM 1.   BUSINESS.

          Hastings Manufacturing Company (the "Company") is a Michigan corporation organized in 1929 with its headquarters and manufacturing facilities in Hastings, Michigan. As discussed below, through September 3, 1995, the Company also owned manufacturing and distribution facilities in Yankton, South Dakota and Knoxville, Tennessee.

          The Company operates in one business segment, automotive replacement parts. It primarily produces and/or sells automotive piston rings and, through September 3, 1995, oil and air filters. To a lesser extent, it produces and/or sells mechanics' hand tools and additives for engines, transmissions and cooling systems. These products are distributed nationally through numerous auto parts jobbers and warehouse distributors for sale primarily in the automotive replacement market.

          All of the Company's products are also sold in Canada and these products are produced, or finished and packaged, by the Company's Canadian subsidiary, Hastings, Inc., located in Barrie, Ontario.

          Effective on September 3, 1995, the Company entered into an agreement and sold its filter product line assets, including its Yankton and Knoxville plant facilities, to CLARCOR Inc. (CLARCOR) of Rockford, Illinois for $13,874,000. The sale did not include filter-related accounts receivable of approximately $5,725,000, which were retained for collection by the Company. Certain filter and filter component parts inventory located at the Company's Hastings, Michigan plant was not included in the sale as the Company, as discussed below, will continue to supply CLARCOR with component parts during a transition period.

          The Company and CLARCOR also entered into a Transition Agreement, dated September 3, 1995. The Transition Agreement provides for the Company's manufacture and supply to CLARCOR of certain filters and filter component parts until certain manufacturing equipment, located at the Company's Hastings, Michigan plant, can be moved and set up at CLARCOR's plant facilities. It also provides for reimbursement to the Company of certain administrative costs directly related to the manufacture and supply of filters and filter components to CLARCOR. It is estimated the transition period will be completed by mid-1996.

          During the course of the transition period, the Company will be moving its piston ring packaging operations from Knoxville, Tennessee to Hastings, Michigan.





                       -1-
          The market for the Company's products is highly competitive. The principal methods of competition in the industry are price, service, and product performance. Accurate figures are not available, but the Company believes it ranks among the three largest domestic producers of replacement piston rings and is also a significant producer of crankcase, gasoline, transmission, and radiator additives.

          Among the Company's trade names used in marketing its products are "Hastings," "Densite," "Casite," and "Flex-Vent," which are registered trademarks in the United States and many foreign countries. The Company also holds a number of patents and licenses. In the opinion of management, the Company's business generally is not dependent upon patent protection.

          The Company ships orders to customers within a short period, ordinarily one week or less from the time orders are received.
Accordingly, backlog is not significant in the business of the Company and no separate figures of backlog are kept by the Company. The Company's sales have limited seasonal fluctuations.

          None of the practices of the Company or the industries in which it operates create any unusual working capital requirements that would be material to an understanding of the business taken as a whole.

          The sales of the Company are to many customers and are not dependent upon a single customer or a few customers.

          Raw materials essential to the production of the Company's products are standard items obtainable in the open market and are purchased from many vendors.

          Research and development are performed by the Company's engineering staff relating to improvements in products and production as well as the design and testing of new products. The Company's expenditures for research and development are not material.

          The Company has no material governmental contracts.

          Compliance with federal, state and local environmental laws and regulations governing discharges into the environment is not expected to have a material effect upon the capital expenditures, earnings and competitive position of the Company.

          The Company and its subsidiaries have a total employment of approximately 624 employees. Employee relations at all of the Company's plant locations are considered to be satisfactory.






                       -2-
          While the Company maintains operations in Canada, there are no unusual risks attendant to the Company's foreign operations. The products of the Company are sold worldwide but the amount sold in foreign countries, other than Canada, is not a material portion of the Company's total sales. Financial information regarding the Company's Canadian subsidiary including sales, net income or loss and identifiable assets is included in
Note 10 to the Consolidated Financial Statements contained in Item 8 below.

ITEM 2.   PROPERTIES.

          The general offices and manufacturing plant, which produces piston rings and, through the transition date discussed in Item 1 above, filters and filter component parts for CLARCOR, are owned by the Company and are located at 325 North Hanover Street, Hastings, Michigan. This facility consists of approximately 260,000 square feet of production space, 154,000 square feet of available warehouse area, and 35,000 square feet of office area.

          Piston ring packaging operations, presently performed at the Knoxville, Tennessee plant facility now owned by CLARCOR, will be moved to the Hastings, Michigan plant during the course of the transition period. These operations will be located in the portion of the Hastings' plant facilities presently being used to produce filters and filter component parts.

          The Company's wholly owned Canadian subsidiary, Hastings, Inc. owns and operates plant and warehouse facilities for piston rings, oil additives, and mechanics' hand tools and is located in Barrie, Ontario. This facility includes approximately 65,000 square feet of production and warehouse space, and 4,000 square feet of office space.

          As of year-end, production levels within the Company's Hastings, Michigan facility were near 75% capacity. At the conclusion of the above noted transition period, when all piston ring manufacturing and packaging operations are performed at the Hastings' facility, it is anticipated the facility will be operating at 80% to 85% of capacity.

ITEM 3.   LEGAL PROCEEDINGS.

          The Company is not a party to any pending legal proceedings other than routine litigation incidental to its business. In the opinion of management, the outcome of any litigation currently pending will not materially affect the Company's consolidated financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted during the fourth quarter of 1995 to a vote of security holders through the solicitation of proxies or otherwise.



                       -3-
                                  PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS.

          The Company's common stock is traded on the American Stock Exchange (ticker symbol HMF). At March 8, 1996, there were 389,243 outstanding shares and the approximate number of stockholders, excluding those held by security brokers, was 348.

          High and low sales prices and cash dividends, per quarter, are as follows:

                                                  1995                              1994
                                                            CASH                              CASH
                                       STOCK PRICE        DIVIDENDS      STOCK PRICE       DIVIDENDS
                                    HIGH        LOW         PAID      HIGH         LOW        PAID
First Quarter............          25-1/4      18-1/4       .10      38           30-1/2      .10
Second Quarter...........          20          17-1/2       .10      34-1/2       28          .10
Third Quarter............          28-1/4      17-1/4       .10      30-1/2       27-1/2      .10
Fourth Quarter...........          27-1/2      20-5/8       .10      30-1/2       21-1/4      .10

          The Company expects to continue its policy of paying regular quarterly dividends, although this policy is dependent upon future earnings, capital requirements, and financial condition. In addition, cash dividends are restricted to the extent described in Note 5 to the Consolidated Financial Statements included at Item 8 below.

ITEM 6.   SELECTED FINANCIAL DATA.

                                           1995<F1>          1994          1993<F2>         1992             1991
Net Sales..........................      $63,228,312     $74,572,222    $ 72,477,617     $64,967,100     $61,102,200
Net Income (Loss)..................       (3,023,180)        448,921     (10,254,450)       (436,128)        423,469
Net Income (Loss) per Share........            (7.78)           1.16          (26.41)          (1.13)           1.10
Long-Term Debt.....................        3,490,625       6,223,900       4,340,150       5,405,323       6,979,827
Total Assets.......................       37,547,568      47,854,279      46,149,236      41,313,313      44,101,127
Dividends per Share................              .40             .40             .40             .60             .90
Average Shares Outstanding.........          388,675         388,572         388,191         387,259         386,440







                            -4-

<F1>  The 1995 data includes the effects of the sale of filter operations and the subsequent realignment of the organizational structure to a smaller size. Refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the Consolidated Financial Statements included at Item 8, "Financial Statements and Supplementary Data."

<F2>  The 1993 data includes the cumulative effect of changes in accounting principles of ($11,208,934) or ($28.87) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          1995 was a year of significant change for the Company. It was a period during which the organization redirected its profile and resources.
As described under the "Nature of Operations" section of Note 1, and further detailed in Note 2 to the Consolidated Financial Statements included at Item 8 below, the Company is now significantly different from the organization that began the year. The major 1995 change relates to the decision to sell the filter product line assets in the latter part of the third quarter. After considerable thought and analysis, management and the Board of Directors concluded that the financial and management resources being dedicated to the filter product line were no longer appropriate considering the increasingly competitive, price-sensitive nature of the business. The resulting commodity-type pricing and the Company's lack of economies of scale in those markets further prompted this decision. By concentrating all of its efforts on its remaining product lines, primarily piston rings, relocating all U.S. manufacturing and distribution operations to one plant facility and realigning its organizational structure, management is confident that profitability and shareholder value will be maximized.

          For the year, the Company experienced a net loss of $3,023,180. The loss was primarily due to four major factors, each of which is more fully discussed below, including (1) low gross profit margins experienced in the filter product line due, in part, to manufacturing inefficiencies,
(2) the sale and transition out of the filter business, (3) fixed costs incurred during the period of realigning the Company's operating structure to a smaller organization and (4) sales mix changes in the remaining product lines along with significant labor costs through extended overtime incurred to meet increased production needs.

          Each of the quarterly periods experienced a net loss in 1995. The first two quarters of 1995, reflecting net losses of approximately $250,000 and $244,000, were largely affected by the lower margin filter business and the sales mix issues noted above. The third quarter, reflecting a net loss of approximately $1,986,000, was primarily affected by the direct and indirect costs associated with transitioning out of the

                       -5-
filter business, along with increased group health care costs and absorption of the high labor costs noted above. The fourth quarter, reflecting a loss of approximately $543,000, was largely affected by the continuation of certain fixed costs as the Company realigned its structure to better support its smaller size, along with increased group health care costs and the high labor costs noted above.

RESULTS OF OPERATIONS
NET SALES

          The Company's net sales declined in the final quarter of the year. That decline reflects the absence of significant filter activity through that period. The fourth quarter's net sales of $10,769,966, which included filter product line sales of $2,804,500, were down 44.7% from 1994 fourth quarter sales of $19,467,752, which included filter product line sales of $10,658,000. The net sales decline of 15.2% for the full year of 1995 versus 1994, $63,228,312 versus $74,572,222, likewise reflects the filter product line sale as of September 3, 1995. Total 1995 filter product line sales were $28,262,500 compared to $40,370,000 for 1994. The remaining product lines posted an approximate 9.6% decline in the final quarter of 1995 as compared to the same period in 1994. The 1994 fourth quarter results included a portion of the proceeds from the sale of equipment and technology to a foreign competitor. These remaining product lines were up approximately 2.2% for the full year of 1995 versus 1994 despite those 1994 proceeds. The noted sales mix change had a significant negative impact here as the Company increased its volume of piston ring sales but at a lower unit price and thus gross margin. That increased activity occurred within the Company's export markets. During 1996, the Company anticipates a more favorable sales mix with most growth targeted within domestic markets. Despite strong sales activity within the Company's piston ring markets, lower automotive tool and additive volumes resulted in the near flat fourth quarter performance by the remaining product lines. Private brand and export piston ring activity was quite strong throughout 1995.
The domestic piston ring distributor market, having increased early in the year, was impacted during the last half of the year by a production shortfall. This shortfall was caused, in part, by the early-1995 product demands and by sales mix changes within the product offerings. The next several quarters will continue to reflect some level of diminishing filter related volume as we are committed to supplying filter components through the transition period which is expected to be completed in mid-1996. For comparative purposes, all future periods will be heavily directed by the results of the remaining product lines' volume.

          Net sales in 1994 were up $2,094,605, or 2.9%, from 1993. That sales increase was due primarily to volume gains within the piston ring distributor markets and the inclusion of proceeds from the sale of technology and equipment to a foreign concern. The distributor sales gains were aided by the Company's enhanced association with two buying groups within that industry.


                       -6-
COST OF SALES AND GROSS PROFIT

          Total cost of sales declined by $5,827,224, or 11.5%, in 1995 from 1994. As a percent of net sales, this cost increased from 68.1% in 1994 to 71.2% in 1995. The primary contributor to the net dollar decline was again the reduced filter volume posted through the last one-third of 1995. The increase in the cost of sales percentage, with a resulting decline in the percentage of gross profit margin, was caused by several independent factors. While material cost increases were minimal during 1995, average labor costs absorbed into cost of sales increased reflecting overtime usage as the Company reacted to attain acceptable piston ring inventory and order fill levels. The sales mix change noted above, with higher relative private brand and export volumes, resulted in a lower average selling price. This lower pricing equates to a higher cost of sales relationship within those markets. In addition, the pricing structure established for filter and filter component sales through the transition period allows for only a minimal margin thus further suppressing the gross profit percentage realized. This factor will have a diminishing impact upon future results as the transition period winds down through mid-1996.

          While certain overhead costs previously allocated to filter production are fixed, material and direct labor costs were product-specific and thus will no longer be incurred subsequent to completion of the filter production transition period. In addition, the previous filter allocated fixed overhead costs will be absorbed by the piston ring packaging operations which, over the course of the transition period, will be relocated from the Knoxville, Tennessee facility, which was sold, to the Hastings, Michigan plant. Because certain of these costs will no longer be incurred, the Hastings plant is expected to be efficiently utilized, and as the filter product line gross profit margin was lower than the remaining product line margins, management expects gross profit margins to improve as the filter production transition period is completed.

          The 1994 gross profit margin increased slightly to 31.9% from 31.6% in 1993. That increase resulted primarily from the margin realized on the technology and equipment sale and from a favorable product mix change with higher relative piston ring volume through most of 1994.

EXPENSES

          Total expenses, excluding interest and the loss on the sale of the filter operations, declined $1,034,895, or 4.7%, from $22,055,417 in 1994 to $21,020,522. As a percent of net sales, such expenses increased 3.6% to 33.2% from 29.6% in 1994. The 1995 total includes $1,153,000 of certain operating costs that were reimbursed to the Company for the period September 4, 1995 through December 31, 1995. That reimbursement is included in the net sales results as a sale of services. The expense categories include the results for the full filter product line operations through September 3, 1995 as well as certain incurred costs absorbed

                       -7-
subsequent to that date. Advertising expenses for 1995, up $154,974, or 13.6%, reflect higher annual product catalog costs including the cost of a major biannual issue. In addition, there is a cost for the termination of a previous filter sales program. Selling expenses, down $1,689,066, or 17.4%, from 1994 reflect reduced sales staff costs as that staff was realigned subsequent to the sale. In addition, sales promotion programs, such as inventory conversion efforts and marketing assistance allowances, were curtailed or eliminated in 1995. General and administrative expenses increased $375,232, or 3.3%, in 1995 from 1994. This expense group reflects many of the administrative costs that have been reimbursed through the transition period. The largest increase in this category, however, remains the group health care cost. That cost increased during 1995 for both active and retiree plan participants. Health care costs, in general, continue to increase. The Company is subject to some additional volatility because it is primarily self-insured for health care. Additional costs experienced in 1995 were largely attributable to a few unusually high claims. Management has no reason to believe 1995 costs reflect a significant upward trend.

          Management has taken significant steps to realign the Company's operating structure to be consistent with the size of remaining operations. This realignment will be completed over the course of 1996 as the filter production transition is completed and management can devote its full attention to its remaining product lines. For 1996, it is expected that total operating expenses as a percent of sales will be comparable, or slightly higher, than that experienced for 1995. This will be partially due to certain nonrecurring charges for training, moving and associated costs relating to the relocation of piston ring packaging operations to Hastings, Michigan, as discussed above. These costs, which are expected to be incurred throughout the second and third quarters of 1996, though difficult to estimate, are expected to be in the $350,000 to $500,000 range. Compared to 1995, total 1996 operating expenses are expected to decrease in the range of 35% to 40%. Beginning in 1997, as sales increases are expected to outpace operating expense increases, operating expenses as a percent of sales are expected to decrease.

          Total expenses for 1994, excluding interest expense, increased $853,289, or 4.0%, from $21,202,128 in 1993 to $22,055,417. This increase reflects higher costs associated with inventory conversion efforts related to buying group activity, an export marketing assistance program, higher sales and shipping personnel support costs and increased group health costs related to active plan participants.

INTEREST

          Interest expense for 1995 ended $27,944, or 3.0%, lower than the full year 1994 results after being $38,756, or 6.2%, higher than 1994 through the first three quarters. This interest expense reversal was due to the reduction in borrowings following the filter assets and operations sale. In addition, the remaining long-term balances have continued to

                       -8-
decline through scheduled payments. Total borrowings through the first eight months of 1995 were higher than borrowings through most of 1994 reflecting a higher short-term debt level required to fund operations. In addition, interest rates applied on certain variable rate borrowings were higher through much of 1995.

          While market interest rates did not significantly fluctuate throughout 1995, the Company managed its interest rate risk exposure on its variable-rate, long-term debt throughout the year by utilizing an interest rate swap agreement to effectively convert this variable-rate debt to a fixed interest rate of 6.92%. This swap agreement is more fully described in Note 5 to the Consolidated Financial Statements. Considering the reduced borrowing levels, as noted above, and current market conditions, the Company determined it to be advantageous to terminate the interest rate swap agreement in March 1996. Subsequent exposure to interest rate risk on the Company's variable-rate, long-term debt will be reduced through use of an interest rate cap arrangement.

          The interest expense for 1994 was $27,927, or 3.1%, higher than the full year 1993 results. Rising interest rates on certain variable rate borrowings in excess of the Company's swap agreements' notional principal coverage resulted in higher interest costs through the last half of 1994.

TAXES ON INCOME

          The impact of taxes on the reported results of the Company is detailed in Note 9 to the Consolidated Financial Statements included at
Item 8 below. The 1995 effective tax credit of 19.2% is lower than the statutory rate due primarily to establishment of a valuation allowance for certain unused foreign tax credits and the reversal and adjustment of certain prior temporary differences. The 1994 effective tax rate of 42.3% is higher than the statutory rate due primarily to state income tax requirements and taxes on the Company's Canadian subsidiary's income at a higher statutory rate. The net tax credit position reported for 1992 reflects the recognition of unused foreign tax credits carried forward from previous years.

          At December 31, 1995, the Company recorded net deferred income tax assets of $8,656,780. The major components include a net operating loss carryforward of $1,063,699 and the tax effects of accrued retirement and postretirement benefit obligations totaling $6,812,174. The realization of these recorded benefits is dependent upon the generation of future taxable income.

          The net operating loss carryforward expires in 2010, if not previously utilized. Management has prepared projections of taxable income for future years indicating that the net operating loss is expected to be fully utilized during 1996 and 1997. Management plans to elect to carry the entire operating loss forward to future years rather than carry a portion of it back to prior years because carrying the loss back would result in the loss of certain foreign tax credits. As previously

                       -9-
discussed, the 1995 operating loss resulted from factors that are not expected to recur. It is largely attributable to the Company's transition out of the lower margined filter business, the associated realignment to a smaller organization and certain sales mix changes and product shortages that are not expected to recur. Management is confident that by focusing on its remaining product lines, the Company will return to profitability.

          The Company expects to be able to realize the deferred tax assets related to the retirement and postretirement benefit obligations as it pays these benefits. Such payments will constitute an expense which is deductible for tax reporting purposes over many future years. During each of the last ten years, with the exception of 1995, the Company has been able to deduct these benefit payments for tax reporting purposes and reduce its current tax liability accordingly. It is noteworthy that amounts currently paid and deducted have approximated the annual expense recognized for financial reporting purposes. As such, this temporary difference, while large, will reverse slowly over many future years with future carryback and carryforward opportunities.

          Management believes it is more likely than not that adequate levels of future taxable income will be generated to absorb the net operating loss carryforward, the deductible amounts related to the retirement and postretirement benefit obligations and the remaining net deductible temporary differences. As indicated above, management does not believe that the future realization of all foreign tax credit carryforwards is assured. As such, an appropriate valuation allowance related entirely to these credits has been recorded at December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary cash requirements are for operating expenses, including labor costs and raw materials, and for funding accounts receivable, capital expenditures and long-term debt service. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. The recent sale of the Company's filter product line assets and operations, as described in Note 2 to the Consolidated Financial Statements, had, however, a significant impact upon the current relationship of the various cash flow activities. Following the full divestiture of the filter operations and the restructuring required to support the smaller organization, the Company expects to generate sufficient future cash flows from operations and bank borrowings to fund its growth and operating needs.

          During 1995, the Company applied net cash of $1,667,905 to funding operating activities. The reported net loss, increased inventories related to the remaining product lines and reduced accounts payable more than offset the depreciation and accounts receivable reduction realized for the year. The accounts receivable reduction primarily reflects the collection of filter-related accounts which were not included in the filter product line sale. Inventory levels were increased in response to order

                      -10-
fill concerns early in the year. The accounts payable reduction represents, in part, the net reduction in working capital needs following the filter sale. The net proceeds from that sale are reflected in the investing activities section. That section also reflects the impact of current capital expenditures and the balance of funds held in escrow from the filter sale. Those funds, held until September 1998, are intended to secure certain indemnification obligations of the Company relating to the sale. The financing activities section reflects the net reduction in both short-term and long-term debt obligations prior to and following the sale.

          During 1994, the Company generated a net cash increase of $1,453,245 from operating activities. The net income and depreciation sources were partially offset by increased accounts receivable and inventory levels. Increased capital expenditures during the year were funded with proceeds from operating activities as well as from proceeds from short-term borrowings.

          Following the filter sale in September 1995, the Company restructured its short-term line of credit with its lead bank. That line was reduced from $8 million to $4 million. Given the net cash flow impact from the filter asset and operations sale, the Company projects a reduced reliance upon short-term funding needs. Due to the seasonal impact of net sales, with a traditional soft first quarter, some access to those funds may occur. While the first quarter operations may require use of those monies, the Company fully anticipates that operations (which will not be subject to current U.S. income taxes due to utilization of the net operating loss carryforwards) will generate adequate cash flow to finance its working capital, capital expenditures and dividend requirements through 1996.






















                      -11-
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              Hastings Manufacturing Company and Subsidiaries

                        Consolidated Balance Sheets
                                                         DECEMBER 31,
                                                    1995             1994
ASSETS

CURRENT ASSETS
     Cash                                      $  1,909,506     $    485,034
     Accounts receivable, less allowance
        for possible losses of $225,000
        and $415,000                              6,584,392       10,734,164
     Refundable income taxes                        226,037          307,494
     Inventories (Notes 2 and 3):
        Finished products                         6,544,211        8,720,119
        Work in process                             769,917        1,273,155
        Raw materials                             2,621,566        4,468,048
     Prepaid expenses and other assets              131,166           91,905
     Future income tax benefits (Note 9)          2,108,578        2,294,982

TOTAL CURRENT ASSETS                             20,895,373       28,374,901

PROPERTY AND EQUIPMENT
     Land and improvements                          648,266        1,217,716
     Buildings                                    4,045,784        8,770,979
     Machinery and equipment                     16,061,415       25,881,850

                                                 20,755,465       35,870,545
     Less accumulated depreciation               12,902,944       22,672,063

NET PROPERTY AND EQUIPMENT (Note 2)               7,852,521       13,198,482

INTANGIBLE PENSION ASSET (Note 7)                 1,222,783        1,426,580

FUTURE INCOME TAX BENEFITS (Note 9)               6,548,202        4,688,969

OTHER ASSETS (Note 2)                             1,028,689          165,347

                                               $ 37,547,568     $ 47,854,279

       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.





              Hastings Manufacturing Company and Subsidiaries

                        Consolidated Balance Sheets

                                                                DECEMBER 31,
                                                         1995                1994
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable to banks (Note 4)                $  1,500,000       $  5,671,280
     Accounts payable                                  2,487,870          3,283,078
     Accruals:
        Compensation                                     384,909            542,102
        Pension plan contribution (Note 7)               659,387            725,882
        Taxes other than income                          204,992            468,565
        Miscellaneous (Note 7)                           459,719            526,557
     Current portion of postretirement
        benefit obligation (Note 8)                    1,541,126          1,473,374
     Current maturities of long-term
        debt (Note 5)                                  1,560,500          1,778,800

TOTAL CURRENT LIABILITIES                              8,798,503         14,469,638

LONG-TERM DEBT, less current
     maturities (Note 5)                               3,490,625          6,223,900

PENSION AND DEFERRED COMPENSATION
     OBLIGATIONS, less current portion
     (Notes 2 and 7)                                   4,457,614          3,368,354

POSTRETIREMENT BENEFIT OBLIGATION,
     less current portion (Note 8)                    15,575,848         15,492,236

TOTAL LIABILITIES                                     32,322,590         39,554,128

COMMITMENTS AND CONTINGENCIES
     (Notes 5, 7 and 8)











                                      -13-
STOCKHOLDERS' EQUITY (Notes 5, 6 and 7)
     Preferred stock, $2 par value,
        authorized but unissued 500,000 shares                 -                  -
     Common stock, $2 par value, 1,750,000
        shares authorized; 388,813 and
        388,668 shares issued and
        outstanding                                      777,626            777,336
     Additional paid-in capital                          119,318            147,384
     Retained earnings                                 6,854,865         10,033,512
     Cumulative foreign currency
        translation adjustment                          (600,401)          (716,307)
     Pension liability adjustment (Note 7)            (1,926,430)        (1,941,774)

TOTAL STOCKHOLDERS' EQUITY                             5,224,978          8,300,151

                                                    $ 37,547,568       $ 47,854,279

       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

































              Hastings Manufacturing Company and Subsidiaries

                   Consolidated Statements of Operations
                                                       YEAR ENDED DECEMBER 31,
                                              1995              1994              1993
NET SALES                                 $ 63,228,312      $ 74,572,222      $ 72,477,617

COST OF SALES                               44,990,825        50,818,049        49,590,097

Gross profit                                18,237,487        23,754,173        22,887,520

EXPENSES
   Advertising                               1,295,321         1,140,347         1,139,654
   Selling                                   8,026,583         9,715,649         9,402,864
   General and administrative               11,681,503        11,306,271        10,655,920
   Interest                                    892,891           920,835           892,908
   Loss on sale of filter
     operations (Note 2)                        67,254                 -                 -
   Other, net                                   17,115          (106,850)            3,690

Total expenses                              21,980,667        22,976,252        22,095,036

Income (loss) before income tax
   expense (benefit) and cumulative
   effect of changes in accounting
   principles                               (3,743,180)          777,921           792,484

INCOME TAX EXPENSE (BENEFIT)
   (Note 9)                                   (720,000)          329,000          (162,000)

Income (loss) before cumulative
   effect of changes in
   accounting principles                    (3,023,180)          448,921           954,484

CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES (net
   of income tax benefit of
   $5,751,497)                                       -                 -       (11,208,934)

NET INCOME (LOSS)                         $ (3,023,180)     $    448,921      $(10,254,450)

NET INCOME (LOSS) PER SHARE

Income (loss) before cumulative
   effect of changes in
   accounting principles                  $      (7.78)     $       1.16      $       2.46


                       -15-
Cumulative effect of changes in
   accounting principles                             -                 -            (28.87)

NET INCOME (LOSS) PER SHARE               $      (7.78)     $       1.16      $     (26.41)

       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.













































              Hastings Manufacturing Company and Subsidiaries

              Consolidated Statements of Stockholders' Equity
                                                                                CUMULATIVE
                                                                                 FOREIGN
                                                 ADDITIONAL                     CURRENCY           PENSION
                                      COMMON      PAID-IN        RETAINED      TRANSLATION        LIABILITY
                                      STOCK       CAPITAL        EARNINGS       ADJUSTMENT        ADJUSTMENT
BALANCE, January 1, 1993           $ 775,626     $ 150,559     $ 20,149,776     $ (280,186)     $   (597,411)

Net loss                                   -             -      (10,254,450)             -                 -

Shares issued under
  restricted stock
  plan, net of shares
  forfeited                            1,140        (4,879)               -              -                 -

Cash dividends
  ($.40 per share)                         -             -         (155,296)             -                 -

Foreign currency translation
  adjustment                               -             -                -       (199,394)                -

Pension liability adjustment
  (Note 7)                                 -             -                -              -        (1,712,384)

BALANCE, December 31, 1993           776,766       145,680        9,740,030       (479,580)       (2,309,795)

Net income                                 -             -          448,921              -                 -

Shares issued under restricted
  stock plan, net of shares
  forfeited                              570         1,704                -              -                 -

Cash dividends
  ($.40 per share)                         -             -         (155,439)             -                 -

Foreign currency translation
  adjustment                               -             -                -       (236,727)                -

Pension liability adjustment
  (Note 7)                                 -             -                -              -           368,021

BALANCE, December 31, 1994           777,336       147,384       10,033,512       (716,307)       (1,941,774)

Net loss                                   -             -       (3,023,180)             -                 -


                                      -17-
Shares issued under restricted
  stock plan, net of shares
  forfeited                              290       (28,066)               -              -                 -

Cash dividends
  ($.40 per share)                         -             -         (155,467)             -                 -

Foreign currency translation
  adjustment                               -             -                -        115,906                 -

Pension liability adjustment
  (Note 7)                                 -             -                -              -            15,344

BALANCE, December 31, 1995         $ 777,626     $ 119,318     $  6,854,865     $ (600,401)     $ (1,926,430)

       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



































              Hastings Manufacturing Company and Subsidiaries

                   Consolidated Statements of Cash Flows
                                                          YEAR ENDED DECEMBER 31,
                                                   1995            1994            1993
OPERATING ACTIVITIES
     Net income (loss)                        $ (3,023,180)     $  448,921     $ (10,254,450)
     Adjustments to reconcile net
       income (loss) to net cash
       from (for) operating activities:
       Cumulative effect of changes in
        accounting principles                            -               -        11,208,934
       Depreciation                              1,635,753       1,871,825         1,777,482
       Loss on sale of filter
        operations (Note 2)                         67,254               -                 -
       Gain on sale of property
        and equipment                                 (900)       (201,167)          (41,961)
       Deferred income taxes                      (680,000)         89,000          (477,000)
       Change in postretirement
        benefit obligation                         151,364          (1,952)           51,395
       Changes in operating assets and
        liabilities, net of effects
        from sale of filter
        operations:
        Accounts receivable                      4,673,975        (659,027)         (860,566)
        Refundable income taxes                     99,222          58,599           126,960
        Inventories                             (2,498,226)       (233,828)        1,396,381
        Prepaid expenses and other
           current assets                          (55,291)         34,972            38,277
        Other assets                               (96,636)         95,143           103,635
        Accounts payable and accruals           (1,941,240)        (49,241)        1,320,347

Net cash from (for)
     operating activities                       (1,667,905)      1,453,245         4,389,434

INVESTING ACTIVITIES
     Capital expenditures                       (2,053,626)     (3,530,848)       (2,247,292)
     Proceeds from sale of filter
      operations, net of related
      expenses paid (Note 2)                    13,291,695               -                 -
     Investment of proceeds from
       filter sale escrow                         (870,549)              -                 -
     Proceeds from sale of property
       and equipment                                   900         256,774            77,636
Net cash from (for)
     investing activities                       10,368,420      (3,274,074)       (2,169,656)

              Hastings Manufacturing Company and Subsidiaries

                   Consolidated Statements of Cash Flows
                                                        YEAR ENDED DECEMBER 31,
                                              1995               1994             1993
FINANCING ACTIVITIES
     Proceeds from issuance
      of notes payable
      to banks                            $ 23,893,920      $  18,773,140     $  17,700,000
     Principal payments on
      notes payable to banks               (28,066,710)       (15,500,000)      (18,000,000)
     Principal payments on
      long-term debt                        (2,951,575)        (1,402,650)       (1,511,973)
     Dividends paid                           (155,467)          (155,439)         (155,296)

Net cash from (for)
     financing activities                   (7,279,832)         1,715,051        (1,967,269)

EFFECT OF EXCHANGE RATE
     CHANGES ON CASH                             3,789             (6,744)            1,158

NET INCREASE (DECREASE) IN CASH              1,424,472           (112,522)          253,667

CASH, beginning of year                        485,034            597,556           343,889

CASH, end of year                         $  1,909,506      $     485,034     $     597,556

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION
     Cash paid during the year for:
      Income taxes, net of
        refunds                           $   (129,686)     $     169,619     $     135,213
      Interest                                 943,205            924,093           890,406

       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.












                      -20-
              Hastings Manufacturing Company and Subsidiaries

                     Notes to Consolidated Statements



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Hastings Manufacturing Company and subsidiaries (Company) is a manufacturer of automotive replacement parts, primarily piston rings and, through September 3, 1995, oil and air filters. To a lesser extent, it produces and/or sells oil additives and hand tools. Prior to September 3, 1995, manufacturing operations were located in Hastings, Michigan; Knoxville, Tennessee; Yankton, South Dakota; and Barrie, Ontario, Canada. As discussed in Note 2, effective September 3, 1995, the Company sold its filter product line assets, including its Yankton and Knoxville plant facilities. Consequently, the Company no longer has operations in Yankton, South Dakota and, during the course of the filter product line transition period through mid-1996, will be moving its piston ring packaging operations from Knoxville, Tennessee to Hastings, Michigan.

The Company distributes its products primarily through numerous auto parts jobbers and warehouse distributors for sale primarily in the automotive replacement market throughout the U.S. and Canada. International sales are distributed primarily through one customer. While the Company's products are sold worldwide, the amount sold in foreign countries is not a material portion of the Company's total sales. The Company performs ongoing credit evaluations of its customers and provides reserves for potential credit losses.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the parent company and its subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

USE OF ESTIMATES IN THE PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.




                      -21-
REVENUE RECOGNITION

The Company recognizes revenue when its products are shipped to its customers.

The Company follows the percentage-of-completion method of accounting for long-term contracts to sell technology and equipment. The Company's one contract to date began during the fourth quarter of 1993 and was approximately 35% complete at December 31, 1993. The contract was completed during 1994.

INVENTORIES

Inventories are stated at cost, not in excess of market. The Company uses the last-in, first-out (LIFO) method of determining costs for the material component of parent company inventories. Remaining inventories are valued using the first-in, first-out (FIFO) method.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed primarily by the straight-line method for financial reporting purposes and accelerated methods with minimum lives for income tax purposes.

RETIREMENT PLANS

The Company sponsors noncontributory, defined benefit plans which cover all employees of the Company who are covered by collective bargaining agreements. The plans provide benefits based on an employee's earnings and years of benefit service. The Company funds these plans in amounts consistent with the funding requirements of federal laws and regulations. The plans' assets are invested in stocks, bonds, annuities and short-term investments.

The Company also sponsors defined contribution retirement savings plans for its employees and has entered into a deferred compensation agreement with a former officer as described in Note 7.

The Company provides certain healthcare and life insurance benefits for eligible retired employees. As discussed in Note 8, the Company changed its method of accounting for postretirement benefits, effective January 1, 1993, to comply with Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). Under SFAS No. 106, postretirement benefits are accounted for on the accrual basis, during the employee's years of service, based on the expected cost of providing benefits to that employee and the employee's beneficiaries and covered dependents. Prior to 1993, the cost of providing these benefits was recognized on a cash basis as the claims were incurred.

              Hastings Manufacturing Company and Subsidiaries

                     Notes to Consolidated Statements

ADVERTISING COSTS

All advertising costs are expensed in the period in which they are incurred.

INCOME TAXES

Effective January 1, 1993, the Company adopted the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109). The Company recognized a charge of approximately $44,000 relating to the adoption of SFAS No. 109 and included such charge in the 1993 statement of operations as part of the cumulative effect of changes in accounting principles.

Under SFAS No. 109, the Company provides deferred income taxes based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities reverse. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. To the extent that available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established.

As disclosed in Note 9, the Company has recorded deferred tax assets reflecting the benefit of a net operating loss carryforward expiring in 2010, foreign tax credit carryforwards expiring through 1997, accrued retirement and postretirement obligations estimated to be payable in varying amounts over the next 25 to 30 years and other net deductible temporary differences. Realization of the recorded income tax benefits is dependent on generating sufficient taxable income and foreign source income prior to expiration of the loss carryforward and foreign tax credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets, less an estimated valuation allowance related to foreign tax credits which will likely expire before realized, will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income and foreign source income during the carryforward periods are reduced.

No provision for income taxes has been made on the accumulated undistributed earnings of approximately $3,912,000 of the Canadian subsidiary. These earnings are intended to be permanently reinvested in facilities and other assets and have borne income taxes that would offset, in major part, any tax liability resulting from their distribution.

              Hastings Manufacturing Company and Subsidiaries

                     Notes to Consolidated Statements

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each year; 388,675 for 1995, 388,572 for 1994, and 388,191 for 1993.

INTEREST RATE SWAP AGREEMENTS

The Company enters into interest rate swap agreements which involve the exchange of fixed and floating rate interest payments periodically over the life of the agreements without the exchange of the underlying principal amounts. These agreements reduce the impact of changes in interest rates on the Company's floating-rate long-term debt. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an adjustment to interest expense.

The Company does not enter into interest rate swap agreements, or other derivative financial instruments, for trading purposes. However, at December 31, 1995, the national amount of the interest rate swap agreement exceeded the outstanding balance of the associated long-term debt due to the partial reduction of debt with the filter operation sale proceeds. The effects of the non-hedged portion of the interest rate swap agreement was immaterial to the consolidated financial statements.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's Canadian operations, where the functional currency is the Canadian dollar, are translated at the exchange rate in effect at year-end for assets and liabilities. Income and expense items are translated at the average exchange rate for the year. Related translation adjustments are reported as a separate component of stockholders' equity. Gains and losses from foreign currency transactions, which are not significant, are included in current earnings.

NOTE 2 - SALE OF FILTER OPERATIONS

Effective on September 3, 1995, the Company entered into an agreement and sold its filter product line assets to CLARCOR Inc. (CLARCOR) of Rockford, Illinois. The Company's filter operations comprised a portion of its one business segment, automotive replacement parts. As such, the sale of the filter product line was accounted for as a sale of a portion of a segment of a business. The sales price amounted to $13,874,000, resulting in a pre-tax loss of $67,254 after consideration of all direct costs and expenses associated with the sale, including $720,400 relating to employee severance benefits.

              Hastings Manufacturing Company and Subsidiaries

                     Notes to Consolidated Statements

The sale did not include filter-related accounts receivable of approximately $5,725,000, which were retained for collection by the Company. Certain filter and filter component parts inventory, located at the Company's Hastings, Michigan plant, was not included in the sale as the Company, as discussed below, will continue to supply CLARCOR with component parts during a transition period. CLARCOR did not assume any liabilities of the Company relating to the filter operations being sold. Remaining balances of these liabilities, which are immaterial, are included in accounts payable and accruals at December 31, 1995. Filter-related assets were approximately as follows:

                                                      DECEMBER 31,
                                                1995             1994
     Accounts receivable                   $   765,000       $  6,080,000
     Inventory                               1,458,000          7,410,000
     Net property and equipment                      -          5,885,000

                                           $ 2,223,000       $ 19,375,000

Of the total $720,400 employee severance benefits accrued and expensed relating to the sale, $146,900 was paid through December 31, 1995. Approximately 15 salary and 40 hourly employees were involved in the severance program. Remaining former Company employees were hired by CLARCOR.

At December 31, 1995, other assets include cash of $870,600 held in escrow until September 1998, to secure certain indemnification obligations of the Company relating to the sale.

The Company and CLARCOR also entered into a Transition Agreement, dated September 3, 1995. The Transition Agreement provides for the Company's manufacture and supply to CLARCOR of certain filters and filter component parts until certain manufacturing equipment, located at the Company's Hastings, Michigan plant, can be moved and set up at CLARCOR's plant facilities. It also provides for the reimbursement of certain administrative costs directly related to the manufacture and supply of filters and filter components to CLARCOR. It is estimated the transition period will be completed by mid-1996. Expense reimbursement for the period September 4, 1995 through December 31, 1995, included in net sales, amounted to $1,153,000.

              Hastings Manufacturing Company and Subsidiaries

                     Notes to Consolidated Statements

During the course of the transition period, the Company will be moving its piston ring packaging operations from Knoxville, Tennessee to Hastings, Michigan.

Sales of filters and filter component parts for the period from September 4, 1995 through December 31, 1995, amounted to $2,008,500, exclusive of the above expense reimbursement.

Sales and estimated operating loss amounts for filter operations were approximately as follows:

                                                   YEAR ENDED DECEMBER 31,
                                           1995             1994              1993
        Sales                          $ 28,262,500     $ 40,370,000     $ 40,976,000
        Estimated operating loss          2,819,000        1,320,000           24,000

A significant portion of the Company's filter manufacturing and distribution operations have historically been combined with its piston ring and other operations. While records of sales and cost of sales amounts were maintained by operation, the Company did not maintain separate records of operating expenses. The above estimated operating loss amounts reflect those operating expenses which the Company estimates will not recur as a result of the sale.

NOTE 3 - INVENTORIES

Inventories valued using the LIFO method were $3,855,000 and $7,549,000 at December 31, 1995 and 1994, respectively.

If the FIFO method of inventory valuation had been used by the Company, inventories would have been $2,134,000 and $3,200,000 higher than reported at December 31, 1995 and 1994, respectively.

Reduction of inventory quantities in 1995, 1994 and 1993, resulted in a liquidation of LIFO inventories carried at lower costs prevailing in prior years as compared to current years' purchases. The effect of these reductions increased net income (or reduced the net loss) by $829,224, $214,373, and $338,160 ($2.13, $.55 and $.87 per share) for 1995, 1994, and 1993, respectively. Of the $829,224 amount for 1995, $689,154 resulted from the filter operations sale discussed in Note 2 and was included in determining the loss on sale.

              Hastings Manufacturing Company and Subsidiaries

                     Notes to Consolidated Statements

NOTE 4 - SHORT-TERM BORROWINGS

The Company maintains unsecured lines of credit with four banks aggregating $6,500,000 and $8,000,000 and at December 31, 1995 and 1994, respectively, with interest at negotiated rates based upon prime or LIBOR. Available borrowings under the lines of credit amounted to $5,000,000 and $2,328,720 at December 31, 1995 and 1994, respectively. The weighted average interest rate on short-term borrowings outstanding at December 31, 1995 and 1994, was 8.0% and 8.4%, respectively.

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of:

                                                       DECEMBER 31,
                                                 1995             1994
     <F1>   Term loan, unsecured             $ 2,800,000      $ 3,600,000
     <F2>   Term loan, unsecured               2,153,125        2,815,625
     <F3>   Economic Development
            Corporation notes                          -        1,437,500
     Other                                        98,000          149,575

                                               5,051,125        8,002,700
     Less current maturities                   1,560,500        1,778,800

     Long-term debt,
          less current maturities            $ 3,490,625      $ 6,223,900

<F1>   The loan calls for quarterly payments of $200,000 plus
       interest based on LIBOR (effectively 7.625% at December 31, 1995) through May 31, 1999 (see below).

<F2>   The loan calls for quarterly payments of $165,625 plus
       interest based on LIBOR (effectively 7.687% at December 31, 1995) through January 1999 (see below).

<F3>   The notes, which were payable $62,500 quarterly through July
       2000 with interest at 73% of the bank's base lending rate, were paid during 1995.

              Hastings Manufacturing Company and Subsidiaries

                     Notes to Consolidated Statements

The term loan agreements referred to above require the Company to maintain working capital of at least $11,000,000 and maintain tangible net worth, as defined, of at least $5,779,476. In addition, cumulative cash dividends declared and paid since January 1, 1995, may not exceed the sum of $2,500,000 and 50% of the cumulative net income after January 1, 1996. Unrestricted retained earnings amounted to $2,344,533 at December 31, 1995. The Company has obtained a waiver from the bank for its noncompliance with certain restrictions.

The aggregate maturities of long-term debt are as follows:

     YEAR ENDING DECEMBER 31,
     1996                                  $ 1,560,500
     1997                                    1,462,500
     1998                                    1,462,500
     1999                                      565,625

At December 31, 1995, the Company had an interest rate swap agreement outstanding with a commercial bank. This agreement has a current notional principal amount of $6.7 million. This swap agreement effectively changes the Company's interest rate exposure to a fixed rate of 6.92% on its floating rate borrowings. A portion of this swap agreement amortizes as the related note matures with a notional balance of $4.5 million remaining in effect until January 2000. The Company is exposed to credit loss to the extent of the interest rate differential in the event of nonperformance by the other party to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparty.

The estimated unrecorded fair value of the interest rate swap, representing the amount the bank would have paid the Company to terminate the agreement, amounted to $96,000 at December 31, 1995.

NOTE 6 - STOCKHOLDERS' EQUITY

STOCKHOLDERS' RIGHTS PLAN

On February 13, 1996, the Company's Board of Directors authorized the adoption of a Series A Preferred Stock Purchase Rights Plan (Plan). Under the Plan, a dividend distribution of one Series A Preferred Stock Purchase Right (Right) was made for each outstanding share of common stock, payable to shareholders of record on March 8, 1996. The Plan is designed to protect shareholders against unsolicited attempts to acquire control of the

              Hastings Manufacturing Company and Subsidiaries

                     Notes to Consolidated Statements

Company in a manner that does not offer a fair price to all shareholders. In addition, it is intended to help protect and preserve ownership of the Company's principal tradenames and trademarks.

The Company's newly designated Series A Preferred Stock consists of 500,000 shares authorized, at $2 par value, none of which are issued. Shares of preferred stock are reserved at a level sufficient to permit the exercise in full of all the outstanding Rights.

Each Right entitles shareholders to purchase one one-hundredth of a share of preferred stock from the Company at a price of $100 per share, subject to adjustment. The Rights will become exercisable only if a person or group (Acquiring Person) acquires 15% or more of the Company's common stock or announces a tender offer that would result in ownership of 30% or more of the common stock. A person beneficially owning 15% or more of the outstanding shares of common stock on February 13, 1996, or any affiliates or associates thereof, do not constitute an Acquiring Person under the Plan.

If the Company is acquired in a merger or other business combination transaction or if 50% or more if its assets or earning power are sold, each Right will entitle the Right holder to receive, upon exercise, the number of shares of common stock of the acquiring company which at the time of the transaction would have a market value of two times the exercise price of the Right. Alternatively, if an Acquiring Person (1) acquires the Company in a transaction in which the Company and its common stock survive, (2) engages in certain self-dealing transactions or (3) becomes the owner of more than 30% of the outstanding shares of common stock, remaining Right holders will have the right to receive additional shares of the Company's common stock having a market value of two times the exercise price of the Right. Under terms specified in the Plan, the Company has the right to redeem the Rights at one cent per Right.

RESTRICTED STOCK PLAN

The Company has established a restricted stock plan under which certain officers and key employees may be awarded shares of restricted stock as deferred compensation. Shares awarded pursuant to the plan are restricted as to sale and transfer for periods of up to five years. The stock awards vest 20% per year over the five-year period if predetermined corporate performance goals are met. If goals are not met, the current year's vesting amount is forfeited. If there is a change in control of the Company, the shares will vest immediately. The recipient of the award has all the rights of a shareholder, provided that all performance goals are met. During 1995, 1994 and 1993, the Company awarded 1,600, 1,425 and 1,425 shares, respectively, of its common stock valued at $35,600, $45,065

              Hastings Manufacturing Company and Subsidiaries

                     Notes to Consolidated Statements

and $35,625, respectively, as deferred compensation which is ratably charged to expense from the date of award to the end of the deferral period. Shares valued at $63,376 (1,455 shares) and $42,791 (1,140 shares) were forfeited during 1995 and 1994, respectively.

NOTE 7 - PENSION, RETIREMENT SAVINGS

The components of pension expense and the actuarial assumptions used to determine this cost for the defined benefit pension plans are as follows:

                                                 1995             1994            1993
        Service cost for benefits
          earned during the year            $     23,321      $    23,328      $    21,311
        Interest cost on projected
          benefit obligation                   1,220,336        1,156,354        1,187,729
        Actual return on plan assets          (1,335,309)        (455,781)        (857,667)
        Net amortization and deferral            649,936         (138,041)         196,022

        Pension expense                     $    558,284      $   585,860      $   547,395

        Discount rate                               7.25%            8.25%            7.25%
        Expected rate of return on
          assets                                     8.0%             8.0%             8.0%
        Range of expected rates of
          increase in compensation
          levels                                   0-5.5%           0-5.5%           0-5.5%

              Hastings Manufacturing Company and Subsidiaries

                     Notes to Consolidated Statements

The funded status of the defined benefit pension plans and amounts included in the consolidated balance sheets are as follows:

                                                            DECEMBER 31,
                                                     1995                  1994
     Actuarial present value of
       accumulated benefit obligation:
       Vested benefit obligation                $ (15,683,431)       $ (14,583,770)
       Nonvested benefit obligation                (1,200,726)          (1,030,953)

     Accumulated benefit obligation             $ (16,884,157)       $ (15,614,723)

     Projected benefit obligation               $ (16,902,042)       $ (15,635,561)
     Plan assets, at fair value                    12,083,154           11,520,487

     Projected benefit obligation
       in excess of plan assets                    (4,818,888)          (4,115,074)
     Unrecognized net transition
       obligation                                   1,222,783            1,426,580
     Unrecognized net loss                          2,936,718            1,962,612

     Accrued pension cost                       $    (659,387)       $    (725,882)

The excess of the accumulated benefit obligation over plan assets of $4,801,003 ($4,094,236 in 1994) is reflected in the consolidated balance sheets. This amount, less the accrued pension plan contribution of $659,387 ($725,882 in 1994) recorded in current liabilities, is reflected in the accompanying consolidated balance sheets as an additional noncurrent pension liability of $4,141,616 ($3,368,354 in 1994), a noncurrent intangible asset of $1,222,783 ($1,426,580 in 1994), a noncurrent future income tax benefit of $992,403 and a charge to stockholders' equity of $1,926,430 ($1,941,774 in 1994), representing the excess of the additional noncurrent pension liability over the unrecognized net transition liability, net of tax in 1995.

The increase from December 31, 1994 to December 31, 1995, in the noncurrent pension liability was primarily due to a change in the discount rate used to determine the accumulated benefit obligation.

The Company's foreign subsidiary maintains a defined contribution retirement savings plan. Due to overfunding of the plan, there were no contributions in 1995, 1994 and 1993.

              Hastings Manufacturing Company and Subsidiaries

                     Notes to Consolidated Statements

The Company has two defined contribution retirement savings plans, covering substantially all domestic employees, which are funded solely through contributions based on formulas as defined in the plan agreements. The assets are held in trust for the sole benefit of the employees. Contribution expense was $857,000, $861,000 and $747,000, for 1995, 1994 and 1993, respectively, relating to these plans.

As part of the sale of its filter operations, as described in Note 2, the Company entered into a deferred compensation agreement with a former officer of the Company. The deferred compensation benefits are to be paid over a period of ten years, commencing in November 1995. Deferred compensation expense, representing the present value of future payments, amounted to $343,450 in 1995 and is included as a cost of the filter operations sale. At December 31, 1995, the deferred compensation liability amounted to $339,683, of which $23,685 is due within one year.

NOTE 8 - POSTRETIREMENT BENEFIT PLANS

The Company provides certain health care, dental, prescription drug and life insurance benefits for eligible retired employees under various plans. The plans are unfunded. Prior to 1993, the cost of providing these benefits to retired employees was recognized as a charge to income in the year the claims were incurred.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the accrual of the expected cost of providing postretirement benefits to employees during the years
that the employees render services.   The Company elected to immediately
recognize the January 1, 1993, accumulated postretirement benefit obligation which resulted in a charge of $16,916,167 ($11,164,670 after income tax benefit of $5,751,497). This charge is included in the 1993 statement of operations as part of the cumulative effect of changes in accounting principles.

              Hastings Manufacturing Company and Subsidiaries

                     Notes to Consolidated Statements

Net periodic postretirement benefit cost included the following components:

                                                    YEAR ENDED DECEMBER 31,
                                             1995            1994            1993
        Service cost for benefits
          earned during the year         $   209,214     $   184,197     $   201,594
        Interest cost on projected
          benefit obligation               1,440,280       1,229,734       1,300,573

        Net periodic postretirement
          benefit cost                   $ 1,649,494     $ 1,413,931     $ 1,502,167

The following table sets forth the accrued postretirement benefit cost:

                                                           DECEMBER 31,
                                                    1995                1994
     Accumulated postretirement
        benefit obligation:
        Retirees                                $  9,875,799       $  9,709,809
        Fully eligible participants                3,210,463          2,074,531
        Other active participants                  6,350,841          4,264,118

     Unfunded accumulated postretirement
        benefit obligation                        19,437,103         16,048,458
     Unrecognized net gain (loss)                 (2,320,129)           917,152

     Accrued postretirement benefit cost          17,116,974         16,965,610

     Less current portion                          1,541,126          1,473,374

     Long-term portion                          $ 15,575,848       $ 15,492,236

The increase from December 31, 1994 to December 31, 1995, in the unfunded accumulated postretirement benefit obligation was primarily due to a change in the discount rate used in its determination.

              Hastings Manufacturing Company and Subsidiaries

                     Notes to Consolidated Statements

For two of the three active and retired employee groups covered by the Company's postretirement benefit plans, the medical inflation rate is assumed to be 6.5% per year. In addition, for prescription drug costs, the annual inflation rate is assumed to decline over the next 10 years from a present 11.5% to 6.75%. For the remainder of the active and retired employees, principally salaried personnel, the cost of benefits does not assume any inflation because, effective in 1993, the Company fixed the dollar amount of its contribution per active and retired employee. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 8.25% at December 31, 1995 and 1994, respectively.

Increasing each of the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation by approximately $329,600 as of December 31, 1995, and would increase the annual aggregate service and interest cost by approximately $40,300.

NOTE 9 - INCOME TAXES

The components of income (loss) before income taxes and cumulative effect of changes in accounting principles are as follows:

                                           YEAR ENDED DECEMBER 31,
                                    1995            1994         1993
        Domestic               $ (3,352,216)     $ 670,926     $ 563,397
        Foreign                    (390,964)       106,995       229,087

                               $ (3,743,180)     $ 777,921     $ 792,484

              Hastings Manufacturing Company and Subsidiaries

                     Notes to Consolidated Statements

Income tax expense (benefit) is made up of the following components:

        Year ended December 31, 1995:                   DEFERRED-
                                                        VALUATION
                                                        ALLOWANCE
                          CURRENT        DEFERRED         CHANGE          TOTAL
        Domestic        $ 103,000      $ (935,000)      $ 205,000      $ (627,000)
        Foreign          (143,000)         50,000               -         (93,000)

                        $ (40,000)     $ (885,000)      $ 205,000      $ (720,000)

        YEAR ENDED DECEMBER 31, 1994:                    DEFERRED-
                                                         VALUATION
                                                         ALLOWANCE
                          CURRENT       DEFERRED          CHANGE         TOTAL
        Domestic        $ 183,000      $ 101,000        $       -      $ 284,000
        Foreign            57,000        (12,000)               -         45,000

                        $ 240,000      $  89,000        $       -      $ 329,000

        YEAR ENDED DECEMBER 31, 1993:                   DEFERRED-
                                                        VALUATION
                                                        ALLOWANCE
                         CURRENT        DEFERRED          CHANGE          TOTAL
        Domestic        $ 210,000      $  58,000        $ (524,000)    $ (256,000)
        Foreign           105,000        (11,000)                -         94,000

                        $ 315,000      $  47,000        $ (524,000)    $ (162,000)

              Hastings Manufacturing Company and Subsidiaries

                     Notes to Consolidated Statements

The tax effects of temporary differences that give rise to the net future income tax benefit are as follows:

                                                           DECEMBER 31,
                                                       1995             1994
     Deferred income tax assets:
       Retirement and postretirement
         benefit obligations                       $ 6,812,174       $ 5,768,307
       Current asset valuation
         allowances                                    789,202         1,389,087
       Net operating loss carryforward               1,063,699                 -
       Foreign tax credit carryforwards                284,918           284,918
       Deferred compensation                           107,439                 -
         Other                                         331,694                 -

     Gross deferred income tax assets                9,389,126         7,442,312
     Valuation allowance - foreign tax
       credits (noncurrent)                           (204,918)                -

     Total deferred income tax assets                9,184,208         7,442,312

     Deferred income tax liabilities:
       Accumulated depreciation                       (320,187)         (425,424)
       Other                                          (207,241)          (32,937)

     Total deferred income tax liabilities            (527,428)         (458,361)

     Net deferred income tax assets                  8,656,780         6,983,951
     Less current portion                            2,108,578         2,294,982

     Noncurrent portion                            $ 6,548,202       $ 4,688,969

The Company's net operating loss carryforward for federal income tax purposes amounted to $1,063,699 at December 31, 1995, and expires in 2010, if not previously utilized. Foreign tax credits, amounting to $80,000, net of valuation allowance, expire through 1997, if not previously utilized.







                      -36-
Income taxes differed from the amount computed by applying the federal statutory rate of 34% to income before income taxes provisions (benefit) as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                   1995            1994            1993
        Computed "expected" tax
          (benefit)                           $ (1,273,000)      $ 264,000      $  269,000
        Increase (decrease) in
          tax resulting from:
          Valuation allowance change
            due to foreign tax credits             205,000               -        (524,000)
          Adjustment of prior
            temporary differences                  209,000               -               -
          State income taxes, net of
            federal income tax
            benefit                                      -          62,000          28,000
          Other                                    139,000           3,000          65,000

                                              $   (720,000)      $ 329,000      $ (162,000)

NOTE 10 - FOREIGN OPERATIONS

The consolidated financial statements include the following amounts related to operations of the Company's Canadian subsidiary:

                                      1995             1994             1993
        Total assets              $ 4,530,911      $ 4,631,406      $ 4,619,930
        Net sales                   5,820,803        6,764,019        6,512,363
        Net income (loss)            (297,779)          62,120          135,029













                      -37-

          INDEPENDENT AUDITORS' REPORT




Hastings Manufacturing Company
Hastings, Michigan

We have audited the accompanying consolidated balance sheets of Hastings Manufacturing Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsiblity of the Company's management. Our responsiblity is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, the Company sold its filter product line assets effective on September 3, 1995.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hastings Manufacturing Company and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
March 1, 1996









                      -38-
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          No information is required to be disclosed under this item of report.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required by this item is incorporated herein by reference from the sections entitled "Directors and Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 7, 1996.

          In addition, Thomas J. Bellgraph, Age 44, has served as Vice President, Finance of the Company since January 1, 1996. From 1986 through 1995, Mr. Bellgraph served as Treasurer of the Company.

ITEM 11.  EXECUTIVE COMPENSATION.

          The information required by this item is incorporated herein by reference from the sections entitled "Executive Compensation," "Deferred Compensation," and "Compensation of Directors" of the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 7, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this item is incorporated herein by reference from the section entitled "Voting Securities" of the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 7, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this item, if any, is incorporated herein by reference from the sections entitled "Directors and Executive Officers" and "Compensation Committee Interlocks and Insider Participation" of the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 7, 1996.








                      -39-

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     ITEM 14(A)1.   FINANCIAL STATEMENTS.

          The following financial statements are filed as part of this document in Item 8, "Financial Statements and Supplementary Data."

               Consolidated Balance Sheets as of December 31, 1995 and
                    1994.
               Consolidated Statements of Operations for the years ended
                    December 31, 1995, 1994 and 1993.
               Consolidated Statements of Stockholders' Equity for the
                    years ended December 31, 1995, 1994, and 1993.
               Consolidated Statements of Cash Flows for the years ended
                    December 31, 1995, 1994 and 1993.
               Notes to Consolidated Financial Statements
               Independent Auditors' Report

     ITEM 14(A)2.   FINANCIAL STATEMENT SCHEDULES.

          The Financial Statement Schedules set forth in the Index to Financial Statement Schedules hereto are filed as a part of this Form 10-K Report.

     ITEM 14(A)3.   EXHIBITS.

NUMBER


3(a) Amended Articles of Incorporation of Hastings Manufacturing Company filed as an exhibit to the Form 8-K Current Report on December 8, 1988, are incorporated herein by reference.

3(b) Bylaws of Hastings Manufacturing Company filed as an exhibit to the Form 8-K Current Report filed December 8, 1988, are incorporated herein by reference.

4(a) Instruments defining the rights of security holders, including indentures filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1983, are incorporated herein by reference.

4(b) NBD Bank, N.A. $3,312,500 Term Loan Agreement and Term Note, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1993, is incorporated herein by reference.


                      -40-
4(c) Interest Rate Swap Agreement dated as of December 20, 1988, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1988, is incorporated herein by reference.

4(d) Interest Rate Swap Agreement Confirmation dated October 14, 1993, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1993, is incorporated herein by reference.

4(e) NBD Bank, N.A. $6,000,000 Credit Authorization and Master Promissory Note, dated May 31, 1994, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1994, is incorporated herein by reference.

4(f)             First Amendment, dated May 2, 1995, to the NBD Bank, N.A.
                 $6,000,000 Credit Authorization and Master Promissory Note, dated May 31, 1994.

4(g) Second Amendment, dated September 30, 1995, to the NBD Bank, N.A. $6,000,000 Credit Authorization and Master Promissory Note, dated May 31, 1994.

4(h) NBD Bank, N.A. $4,000,000 Term Loan Agreement and Term Note, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1994, is incorporated herein by reference.

4(i) Hastings Manufacturing Company has several classes of long-term debt instruments outstanding. Except as disclosed above, the amount of none of these classes of debt outstanding at the date of this filing exceeds 10% of Hastings Manufacturing Company's total consolidated assets. Hastings Manufacturing Company agrees to furnish copies of any agreement defining the rights of other holders of any such long-term indebtedness to the Securities and Exchange Commission upon its request.

4(j) Preferred Stock Purchase Rights, filed as an exhibit to Form 8-K filed with the Securities and Exchange Commission on February 15, 1996, is incorporated herein by reference.

10(a) List of Recipients of Indemnity Agreement and Form of Indemnity Agreement, filed as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1988, are incorporated herein by reference.

10(b) 1990 Restricted Stock Plan, filed as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1992, is incorporated herein by reference.*



                      -41-
10(c) Asset Purchase Agreement between Hastings Manufacturing Company and CLARCOR Inc. dated as of September 3, 1995, filed as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on September 20, 1995, is incorporated herein by reference.

21               Subsidiaries of Hastings Manufacturing Company.

27               Financial Data Schedule.

     ITEM 14(B).    REPORTS ON FORM 8-K.

          On November 14, 1995, the Company filed a Form 8-K/A (Amendment No. 1) concerning the sale of the Company's filter product line assets to CLARCOR Inc. of Rockford, Illinois. The original Form 8-K regarding the sale was filed on September 18, 1995.

































*Management contract or compensatory plan or arrangement.

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed below on its behalf by the undersigned, thereunto duly authorized.

                                        HASTINGS MANUFACTURING COMPANY
                                            (registrant)


Dated:  March 26, 1996                  By /s/ Thomas J. Bellgraph
                                           Thomas J. Bellgraph
                                           Its Vice President, Finance
                                           (Principal Financial and
                                           Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated (such persons constituting a majority of the board of directors).

     SIGNATURE                     TITLE                           DATE


/s/ Andrew F. Johnson         Co-Chief Executive             MARCH 26,1996
Andrew F. Johnson             Officer, President/
                              Operations and
                              Director

/s/ Mark R.S. Johnson         Co-Chief Executive             MARCH 26, 1996
Mark R.S. Johnson             Officer, President/
                              Marketing and
                              Director

/s/ Dale W. Koop              Vice President/                MARCH 26, 1996
Dale W. Koop                  Engineering and
                              Director

/s/ Monty C. Bennett          Vice President/                MARCH 26, 1996
Monty C. Bennett              Employee Services,
                              Secretary and Director

/s/ Douglas A. DeCamp         President and Chief            MARCH 26, 1996
Douglas A. DeCamp             Executive Officer
                              FHI, Inc., Hastings,
                              MI and Director

/s/ William R. Cook           President, Pidgas,             MARCH 26, 1996
William R. Cook               Inc., Hastings, MI
                              and Director

/s/ Neil A. Gardner           Exec. Vice                     MARCH 26, 1996
Neil A. Gardner               President, Hastings
                              City Bank, Hastings,
                              MI and Director

                  HASTINGS MANUFACTURING COMPANY

                         AND SUBSIDIARIES


                  FINANCIAL STATEMENT SCHEDULES

                      FORM 10-K ITEM 14(a)2


                   YEAR ENDED DECEMBER 31, 1995



















                      -45-
                  HASTINGS MANUFACTURING COMPANY

                         AND SUBSIDIARIES

              INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                             PAGE


Independent Auditors' Reports on Financial                     47
  Statement Schedule


Schedule:

     II - Valuation and Qualifying Accounts                    48


     Other schedules have been omitted because they were inapplicable or otherwise not required.






























                      -46-

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


Hastings Manufacturing Company
Hastings, Michigan


The audits referred to in our report dated March 1, 1996 relating to the consolidated financial statements of Hastings Manufacturing Company and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.




/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
March 1, 1996


























                      -47-

                         HASTINGS MANUFACTURING COMPANY AND SUBSIDIARIES
                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
 COLUMN A                      COLUMN B              COLUMN C              COLUMN D      COLUMN E

                                                    ADDITIONS
                                            --------------------------

                              BALANCE AT    CHARGED TO      CHARGED TO                     BALANCE AT
                              BEGINNING     COSTS AND         OTHER       DEDUCTIONS/       END OF
DESCRIPTION                   OF PERIOD     EXPENSES         ACCOUNTS      WRITE-OFFS       PERIOD
                                  $             $                $              $              $
Year Ended December 31,
  1995:

  Allowance for possible
  losses on receivables        415,000       316,000              --         506,000        225,000

Year Ended December 31,
  1994:

  Allowance for possible
  losses and receivables       367,000       464,000              --         416,000        415,000

Year Ended December 31,
  1993:
  Allowance for possible
  losses on receivables        375,000       156,000              --         164,000        367,000




















                      -48-

                              EXHIBIT INDEX

NUMBER


3(a)             Amended Articles of Incorporation of Hastings
                 Manufacturing Company filed as an exhibit to the Form 8-K Current Report on December 8, 1988, are incorporated herein by reference.

3(b) Bylaws of Hastings Manufacturing Company filed as an exhibit to the Form 8-K Current Report filed December 8, 1988, are incorporated herein by reference.

4(a) Instruments defining the rights of security holders, including indentures filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1983, are incorporated herein by reference.

4(b) NBD Bank, N.A. $3,312,500 Term Loan Agreement and Term Note, filed as an exhibit to the Form 10-K
                 Annual Report for the year-ended December 31, 1993, is incorporated herein by reference.

4(c) Interest Rate Swap Agreement dated as of December 20, 1988, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1988, is incorporated herein by reference.

4(d) Interest Rate Swap Agreement Confirmation dated October 14, 1993, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1993, is incorporated herein by reference.

4(e) NBD Bank, N.A. $6,000,000 Credit Authorization and Master Promissory Note, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1994, is incorporated herein by reference.

4(f) First Amendment, dated May 2, 1995, to the NBD Bank, N.A. $6,000,000 Credit Authorization and Master
                 Promissory Note, dated May 31, 1994.





                      -49-
4(g) Second Amendment, dated September 30, 1995, to the NBD Bank, N.A. $6,000,000 Credit Authorization and Master Promissory Note, dated May 31, 1994.

4(h) NBD Bank, N.A. $4,000,000 Term Loan Agreement and Term Note, filed as an exhibit to the Form 10-K
                 Annual Report for the year-ended December 31, 1994, is incorporated herein by reference.

4(i) Hastings Manufacturing Company has several classes of long-term debt instruments outstanding. Except as disclosed above, the amount of none of these classes of debt outstanding at the date of this filing exceeds 10% of the Hastings Manufacturing Company's total consolidated assets. Hastings Manufacturing Company agrees to furnish copies of any agreement defining the rights of other holders of any such long-term indebtedness to the Securities and Exchange Commission upon its request.

4(j) Preferred Stock Purchase Rights, filed as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on February 15, 1996, is incorporated herein by reference.

10(a) List of Recipients of Indemnity Agreement and Form of Indemnity Agreement, filed as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1988, are incorporated herein by reference.

10(b) 1990 Restricted Stock Plan, filed as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1992, are incorporated herein by reference.

10(c) Asset Purchase Agreement between Hastings Manufacturing Company and CLARCOR Inc. dated as of September 3, 1995, filed as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on September 20, 1995, is incorporated herein by reference.

21               Subsidiaries of Hastings Manufacturing Company.

27               Financial Data Schedule.







                      -50-