Form 10-Q
period 1996-03-31
HASTINGS MANUFACTURING CO
filed 1996-05-15
CIK 46109

This Conforming Paper Format Document is being submitted pursuant to Rule 901(d) of Regulation S-T.















              Hastings Manufacturing Company and Subsidiaries

                Condensed Consolidated Financial Statements
                          June 30, 1995 and 1994































                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549
___________________________________________________________________________
___________________________________________________________________________

                                 FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarter Ended          Commission File Number
                MARCH 31, 1996                      1-3574


                      HASTINGS MANUFACTURING COMPANY
          (Exact name of registrant as specified in its charter)

                    MICHIGAN                         38-0633740
         (State or other Jursidiction             (I.R.S. Employer
       of Incorporation or Organization)          Identification No.)

            325 NORTH HANOVER STREET
               HASTINGS, MICHIGAN                      49058
    (Address of Principal Executive Offices)         (Zip Code)

     Registrant's telephone number, including area code:  616-945-2491

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes __X__                   No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                OUTSTANDING AT
                    CLASS                       APRIL 22, 1996
         Common stock, $2 par value             388,813 shares

___________________________________________________________________________
___________________________________________________________________________




              Hastings Manufacturing Company and Subsidiaries
                                 Form 10-Q

                                 Contents
                   ____________________________________


PART I.  FINANCIAL INFORMATION
                                                                      PAGE
     Item 1.  Financial Statements:

          Report on Review by Independent Certified Public
               Accountants                                                3

          Condensed Consolidated Balance Sheets -
               March 31, 1996 and December 31, 1995                     4-5

          Condensed Consolidated Statements of Operations -
               Three Months Ended March 31, 1996 and 1995                 6

          Condensed Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1996 and 1995                 7

          Notes to Condensed Consolidated Financial Statements          8-9

          Review by Independent Certified Public Accountants             10

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     11-14


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                           15

SIGNATURES                                                               16















                       -2-
       Report on Review by Independent Certified Public Accountants
          _____________________________________________________

Board of Directors
Hastings Manufacturing Company
Hastings, Michigan

We have reviewed the accompanying condensed consolidated balance sheets of Hastings Manufacturing Company and subsidiaries as of March 31, 1996, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1996 and 1995, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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

As described in Note 6, the Company sold its filter product line assets effective September 3, 1995.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 1, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/S/ BDO SEIDMAN, LLP

BDO Seidman, LLP
Grand Rapids, Michigan
April 22, 1996


                       -3-
                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              Hastings Manufacturing Company and Subsidiaries

                   Condensed Consolidated Balance Sheets
                   ____________________________________

                                                      MARCH 31,               DECEMBER 31,
                                                        1996                     1995
ASSETS

CURRENT ASSETS
  Cash                                              $   874,859              $ 1,909,506
  Accounts receivable, less allowance
      for possible losses of $225,000                 5,927,742                6,584,392
  Refundable income taxes                               219,664                  226,037
  Inventories:
      Finished products                               6,936,974                6,544,211
      Work in process                                   670,457                  769,917
      Raw materials                                   2,690,732                2,621,566
  Prepaid expenses and other assets                      78,852                  131,166
  Future income tax benefits                          2,033,578                2,108,578

TOTAL CURRENT ASSETS                                 19,432,858               20,895,373

PROPERTY AND EQUIPMENT
  Land and improvements                                 648,767                  648,266
  Buildings                                           4,115,899                4,045,784
  Machinery and equipment                            16,712,496               16,061,415

                                                     21,477,162               20,755,465
  Less accumulated depreciation                      13,274,022               12,902,944

NET PROPERTY AND EQUIPMENT                            8,203,140                7,852,521

INTANGIBLE PENSION ASSET                              1,222,783                1,222,783

FUTURE INCOME TAX BENEFITS                            6,547,891                6,548,202

OTHER ASSETS                                          1,054,343                1,028,689

                                                    $36,461,015              $37,547,568



                       -4-

              Hastings Manufacturing Company and Subsidiaries

                   Condensed Consolidated Balance Sheets
                   ____________________________________
                                                      MARCH 31,               DECEMBER 31,
                                                        1996                     1995
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks                            $ 2,400,000              $ 1,500,000
  Accounts payable                                      489,945                2,487,870
  Accruals:
      Compensation                                      388,501                  384,909
      Pension plan contribution                         801,887                  659,387
      Taxes other than income                           201,981                  204,992
      Miscellaneous                                     502,050                  459,719
  Current portion of postretirement
      benefit obligation                              1,541,126                1,541,126
  Current maturities of
      long-term debt                                  1,560,500                1,560,500

TOTAL CURRENT LIABILITIES                             7,885,990                8,798,503

LONG-TERM DEBT,
  less current maturities                             3,125,000                3,490,625

PENSION AND DEFERRED COMPENSATION
  OBLIGATIONS, less current portion                   4,451,869                4,457,614

POSTRETIREMENT BENEFIT OBLIGATION,
  less current portion                               15,645,303               15,575,848

TOTAL LIABILITIES                                    31,108,162               32,322,590

STOCKHOLDERS' EQUITY
  Preferred stock, $2 par value,
      authorized and unissued
      500,000 shares                                         --                       --
  Common stock, $2 par value,
      1,750,000 shares authorized;
      388,813 shares issued
      and outstanding                                   777,626                  777,626
  Additional paid-in capital                            119,318                  119,318
  Retained earnings                                   6,975,643                6,854,865




                                      -5-
  Cumulative foreign currency
      translation adjustment                           (593,304)                (600,401)
  Pension liability adjustment                       (1,926,430)              (1,926,430)

TOTAL STOCKHOLDERS' EQUITY                            5,352,853                5,224,978

                                                    $36,461,015              $37,547,568

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.









































                       -6-

              Hastings Manufacturing Company and Subsidiaries

              Condensed Consolidated Statements of Operations
                   ____________________________________

Three months ended March 31,                           1996                1995
NET SALES                                           $11,364,412         $16,334,723

COST OF SALES                                         8,302,914          12,504,031

Gross profit                                          3,061,498           3,830,692

EXPENSES
  Advertising                                           101,974             303,575
  Selling                                               981,632           1,542,875
  General and administrative                          1,793,061           2,143,238
  Interest, net                                          66,116             241,050
  Other, net                                           (124,448)             (2,724)

Total expenses                                        2,818,335           4,228,014

Income (loss) before
  income tax expense (benefit)                          243,163            (397,322)

INCOME TAX EXPENSE (BENEFIT)                             84,000            (147,000)

NET INCOME (LOSS)                                   $   159,163         $  (250,322)

NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK                                   $       .41         $      (.64)

AVERAGE SHARES OF
  COMMON STOCK OUTSTANDING                              388,813             388,668

DIVIDENDS PER SHARE OF COMMON STOCK                 $       .10         $       .10



See accompanying independent accountants' review report and notes to condensed consolidated financial statements.







                       -7-

              Hastings Manufacturing Company and Subsidiaries

              Condensed Consolidated Statements of Cash Flows
                   ____________________________________

Three months ended March 31,                           1996                1995
OPERATING ACTIVITIES
 Net income (loss)                                  $   159,163         $  (250,322)
 Adjustments to reconcile net
   income (loss) to net cash
   for operating activities:
   Depreciation                                         358,681             531,072
   Deferred income taxes                                 75,000                  --
   Change in postretirement
     benefit obligation                                  69,455              (8,656)
   Changes in operating
     assets and liabilities:
     Accounts receivable                                658,198           1,256,714
     Refundable income taxes                              6,718              50,055
     Inventories                                       (359,902)           (922,892)
     Prepaid expenses and other
       current assets                                    52,345              12,779
     Other assets                                       (18,329)              9,353
     Accounts payable and accruals                   (1,818,993)         (1,061,602)

Net cash for operating activities                      (817,664)           (383,499)

INVESTING ACTIVITIES
 Capital expenditures                                  (705,717)           (245,784)
 Investment of proceeds from
   filter sale escrow                                    (7,504)                 --

Net cash for investing activities                      (713,221)           (245,784)

FINANCING ACTIVITIES
 Proceeds from issuance of notes
   payable to banks                                   2,700,000           5,645,605
 Principal payments on notes
   payable to banks                                  (1,800,000)         (4,939,090)
 Principal payments on long-term debt                  (365,625)           (429,067)
 Dividends paid                                         (38,924)            (38,867)

Net cash from financing activities                      495,451             238,581

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     787                 272



                                      -8-
NET DECREASE IN CASH                                 (1,034,647)           (390,430)

CASH, beginning of period                             1,909,506             485,034

CASH, end of period                                 $   874,859         $    94,604




SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
 Cash paid during the period for:
   Interest                                         $  (126,762)        $   245,360
   Income taxes, net of refunds                             (39)           (197,392)

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

































                       -9-
              Hastings Manufacturing Company and Subsidiaries

           Notes to Condensed Consolidated Financial Statements
                   ____________________________________

NOTE 1 In the opinion of the management of Hastings Manufacturing Company and subsidiaries (Company), the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position as of March 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.

        Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

NOTE 2 The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results for all of 1996.

NOTE 3 Net income (loss) per share is determined based on the weighted average number of shares of common stock outstanding during each period.

NOTE 4 The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances, transactions and stockholdings have been eliminated.

        The accompanying consolidated financial statements are condensed and do not contain all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.

NOTE 5 Under the terms of a debt agreement, the Company is subject to specific limitations and restrictions pertaining to working capital, net worth, dividends, etc. The Company has obtained a waiver from the bank for its noncompliance with certain of these limitations and restrictions.

        On March 13, 1996, the Company terminated its interest rate swap agreement with a commercial bank. This agreement, having a notional principal amount at the time of termination of $6,487,500, effectively limited the Company's interest rate exposure to a fixed rate of 6.92% on its floating rate borrowings. At termination, the Company received $204,500 from the bank as a result of favorable interest rates. This amount is included in other, net expenses in the accompanying 1996 condensed consolidated statement of operations.



                      -10-
        At the same time, in order to continue to limit its interest rate exposure, the Company entered into an interest rate collar agreement with a current notional principal amount of $3 million. This agreement provides for a cap rate on floating rate borrowings of 8.25% and a related floor rate of 6.75%.

NOTE 6 As disclosed in Note 2 to the Company's consolidated financial statements included in its 1995 Annual Report on Form 10-K, effective on September 3, 1995, the Company entered into an agreement and sold its filter product line assets to CLARCOR Inc. (CLARCOR) of Rockford, Illinois. The Company and CLARCOR also entered into a Transition Agreement on that date whereby the Company continues to manufacture and supply certain filters and filter component parts to CLARCOR through a transition period, which is expected to be completed by mid-1996. The Transition Agreement also provides for reimbursement to the Company of certain administrative costs directly related to the manufacture and supply of filters and filter components to CLARCOR.

        Total filter-related assets were as follows:

                                           MARCH 31,          DECEMBER 31,
                                             1996                1995
        Accounts receivable               $  800,000          $  765,000
        Inventory                          1,110,000           1,458,000

                                          $1,910,000          $2,223,000

        Of the total $720,400 employee severance benefits accrued and expensed relating to the sale, $222,100 was paid through March 31, 1996 ($75,200 was paid during the three months ended March 31, 1996).

        Expense reimbursement for the three months ended March 31, 1996, included in net sales, amounted to $473,600.

        Sales, exclusive of the above expense reimbursement, and estimated operating profit (loss) amounts for filter operations were approximately as follows:

        Three months ended March 31,               1996              1995
        Sales                                   $2,728,000        $8,342,000

        Estimated operating profit (loss)       $  297,000        $ (517,000)

                      -11-
              Hastings Manufacturing Company and Subsidiaries

            Review by Independent Certified Public Accountants
                   ____________________________________


The March 31, 1996 and 1995, condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by BDO Seidman, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.









































                      -12-
              Hastings Manufacturing Company and Subsidiaries

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                   ____________________________________


As disclosed in the Company's September 30, 1995 Form 10-Q and December 31, 1995 Form 10-K, and as further updated in Note 6 to the accompanying condensed consolidated financial statements, the Company sold its filter operations and assets effective September 3, 1995 to CLARCOR Inc. of Rockford, Illinois. Under the terms of a Transition Agreement associated with that sale, results from certain filter operations continue to impact the Company's financial results. Those items are noted in greater detail within the various subheadings below.

NET SALES

Net sales in the first quarter of 1996 declined $4,970,311, or 30.4%, from $16,334,723 in the first quarter of 1995 to $11,364,412. As disclosed in Note 6, sales volume from filter operations declined from $8,324,000 in the first quarter of 1995 to $2,728,000 this quarter. As such, net sales from the remaining product lines generated a net increase of $644,000, or 8%.
Increased piston ring activity in the first quarter of 1996 resulted in this remaining product improvement. The Company experienced higher volume within its traditional distributor, original equipment and private brand piston ring markets. The distributor activity reflects new account activity as the Company refocused its marketing efforts following the sale of its filter operations. The original equipment volume reflects a level of continued strength in the general economy while the private brand improvement reflects the phasing in of several new accounts, which had only a minimal impact in early 1995. The Company's export sales level was lower in the first quarter of 1996 compared to the first quarter of 1995. The Company's primary export representative has targeted a reduction in its 1996 volume reflecting lower anticipated export sales and an internal inventory reduction program. The Company's favorable inventory position through the first quarter of 1996 further supported the sales improvement as a stronger order fill level was maintained.

Net sales in the first quarter of 1995 decreased $549,760, or 3.5%, from the first quarter of 1994. The decline primarily resulted from the 1994 inclusion of proceeds from the sale of technology and equipment to a foreign customer and the Company's inability to meet total customer demands during the first quarter of 1995 due to inventory shortages.

COST OF SALES AND GROSS PROFIT

Cost of sales during the first quarter of 1996 decreased $4,201,117, or 33.6%, from $12,504,031 in the first quarter of 1995 to $8,302,914. The 1995 first quarter's cost of sales, reported as $11,304,031 in the March 31, 1995

                      -13-
              Hastings Manufacturing Company and Subsidiaries

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                   ____________________________________


Form 10-Q, has been restated to reflect the reclassification of various operating expenses into cost of sales as begun in the first quarter of 1996. These expenses include the group health care costs associated with production personnel and distribution costs associated with product handling and shipping. The resulting gross profit margin for the first quarter of 1995 is 23.5%. The primary contributor to that relationship is the noted reduction of filter volume in the current year. The filter product line historically generated a lower gross profit margin than did the remaining product lines. Within the remaining product lines, the gross profit margin declined slightly from the 1995 results due primarily to a change in sales mix. The sales increase noted within the original equipment and private brand markets generates a lower margin than the distributor based markets. The product cost components of material, labor and overhead have held quite steady through the past year with only minimal impact upon the gross margin results. The first quarter of 1996 was, however, favorably impacted by a reduction in the LIFO inventory reserve as the remaining filter inventory owned by the Company was reduced. This inventory reduction, with a corresponding LIFO reserve decline, should continue through the next several quarters.

The previously reported 1995 first quarter's gross profit margin declined from the first quarter of 1994. The 1994 results had been favorably impacted by the margin realized on the technology and equipment sales.

EXPENSES

Total expenses during the first quarter of 1996, excluding net interest, decreased $1,234,745, or 31.0%, from $3,986,964 for the first quarter of 1995 to $2,752,219. The filter operations sale is a primary factor in this relationship as the Company scaled back various programs and personnel relative to the refocused operations. Advertising expenses reflect the absence of all filter related materials combined with lower support personnel costs and reduced cooperative advertising programs. Selling expenses also reflect a significant reduction in sales staff levels and support costs combined with the near elimination of inventory conversion costs as previously required within the filter markets. General and administrative expenses reflect lower support personnel levels combined with a general reduction in most of the office support cost line items. Most of the operating expenses have now been rolled back to reflect the future direction of the remaining operations. As discussed in Note 6, however, certain support costs, included in general and administrative expenses, have continued through the transition period. Those items are billed back to the purchaser on a monthly basis. The other, net expense category reflects a net income amount in the comparative periods. The 1995 results reflect the impact of

                      -14-
              Hastings Manufacturing Company and Subsidiaries

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                   ____________________________________


several immaterial factors. The 1996 first quarter results, however, reflect the impact of several significant items. As detailed in Note 5 to the condensed consolidated financial statements, the results for the first quarter of 1996 reflect a gain of $204,500 from the termination of an interest rate swap agreement during a temporary, favorable upturn in interest rates. That income amount was partially offset in this first quarter by approximately $80,000 of costs associated with the relocation of products from the Knoxville facility to the Hastings, Michigan facility. That relocation, scheduled to be completed by late May 1996, will likewise negatively impact operations in the second quarter of 1996.

INTEREST, NET

The interest, net amount decreased $174,934, or 72.6%, from $241,050 in the first quarter of 1995 to $66,116 in the first quarter of 1996. Following the sale of the filter operations, various short-term and long-term debt obligations were liquidated. While some debt balances remain in place, certain invested funds, dedicated to near-term and long-term capacity improvements, remain on-hand as well. The net impact from these factors, lower net borrowings and earnings on the invested funds, resulted in the favorable reduction.

Interest expense increased $26,937, or 12.6%, in the first quarter of 1995 from the first quarter of 1994. The level of outstanding debt during the first quarter of 1995 was higher than that of the first quarter of 1994. In addition, the interest rate carried on the variable-rate debt in excess of the Company's swap agreement balance was higher in early 1995 than the rate in early 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for operating expenses, including labor costs and raw materials, and for funding accounts receivable, capital expenditures and long-term debt service. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. The sale of the Company's filter product line assets and operations in September 1995 had, however, a significant impact upon relationships of the various cash flow activities. Following the full divestiture of the filter operations, and the restructuring required to support the smaller organization, the Company expects to generate sufficient future cash flows from operations and bank borrowings to fund its growth and operating needs.


                      -15-
              Hastings Manufacturing Company and Subsidiaries

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                   ____________________________________


During the first quarter of 1996, the Company applied net cash of $817,664 to operating activities. Inventories increased through the first quarter of 1996 as the Company targeted its order fill capabilities. In addition, the Company reduced the level of its accounts payable and accrued liabilities during the first quarter of 1996 via scheduled payments to vendors and the liquidation of accruals from year-end activities. The first quarter traditionally absorbs a high level of these accrual liquidations. Such cash needs were partly offset by a reduction in trade accounts receivable, depreciation on the remaining capital assets and by the first quarter's net income results.

During the first quarter of 1995, the Company applied net cash of $383,499 to operating activities. The 1995 first quarter's operating activities' factors were similar to the 1996 items with increased inventories and decreased payables and accruals offset by a decline in accounts receivable.

During the first quarter of 1996, the Company invested $705,717 in capital expenditures. This included new equipment to expand certain production capabilities within the existing facilities and to upgrade sections of those facilities relative to the relocation of piston ring, tool and printed materials inventories to Hastings, Michigan. The Company anticipates the full year 1996 capital expenditures to slightly exceed the 1995 total of $2,053,626 as it continues to enhance its piston ring manufacturing capabilities. Certain funds resulting from the filter operations sale have been targeted for most of that anticipated outlay.

While the Company relied in part upon allocated funding for the capital expenditures outlays, the use of net cash for operations activities in the first quarter of 1996 required added reliance upon its short-term credit lines as detailed in the financing activities section of the cash flow statement. With the balance of funding required for the completion of the inventory move scheduled in the second quarter, some further reliance upon those lines may be necessary. As of March 31, 1996, the Company had available approximately $4.1 million of unused capacity under its short-term lines of credit. Despite the near-term cash flow needs driven by the pending relocation, the Company believes that current financing agreements with its lenders, along with the cash flow generated by future operating activities and funds targeted for capital expenditures, will be sufficient to meet its working capital, capital expenditure and dividend requirements through 1996.




                      -16-
                        PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits. The following document is filed as an exhibit to this report on Form 10-Q:

           EXHIBIT
           NUMBER                  DOCUMENT

             27              Financial Data Schedule

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.




































                      -17-
                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.


                              HASTINGS MANUFACTURING COMPANY



Date:  MAY 15, 1996           By: /S/ MONTY C. BENNETT
                                  Monty C. Bennett
                                  Its Vice-President, Employee Relations,
                                  Secretary and Director


Date:  MAY 15, 1996           By: /S/ THOMAS J. BELLGRAPH
                                  Thomas J. Bellgraph
                                  Its Vice President, Finance































                      -18-
                                EXHIBIT INDEX


           EXHIBIT
           NUMBER                  DOCUMENT

             27              Financial Data Schedule












































                      -19-