Form 10-Q
period 1996-06-30
HASTINGS MANUFACTURING CO
filed 1996-08-14
CIK 46109

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
===========================================================================

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarter Ended          Commission File Number
                 JUNE 30, 1996                      1-3574


                      HASTINGS MANUFACTURING COMPANY
          (Exact name of registrant as specified in its charter)

                     MICHIGAN                         38-0633740
          (State or other Jurisdiction of          (I.R.S. Employer
          Incorporation or Organization)         Identification No.)

             325 NORTH HANOVER STREET
                HASTINGS, MICHIGAN                      49058
     (Address of Principal Executive Offices)         (Zip Code)

     Registrant's telephone number, including area code:  616-945-2491

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

                                                OUTSTANDING AT
                     CLASS                      AUGUST 2, 1996
          Common stock, $2 par value            390,473 shares

===========================================================================




              Hastings Manufacturing Company and Subsidiaries

                                 Contents
                  _______________________________________

PART I - FINANCIAL INFORMATION
                                                                         PAGE
     Item 1 - Financial Statements:

          Report on Review by Independent Certified Public
               Accountants                                                  3

          Condensed Consolidated Balance Sheets -
               June 30, 1996 and December 31, 1995                        4-5

          Condensed Consolidated Statements of Operations -
               Three Months and Six Months Ended
               June 30, 1996 and 1995                                       6

          Condensed Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1996 and 1995                      7

          Notes to Condensed Consolidated Financial
               Statements                                                 8-9

     Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         10-13

          Review by Independent Certified Public Accountants               14


PART II - OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of Security-Holders          15

     Item 6 - Exhibits and Reports on Form 8-K                             15















                                      -2-
       Report on Review by Independent Certified Public Accountants
               ____________________________________________

Board of Directors
Hastings Manufacturing Company
Hastings, Michigan

We have reviewed the accompanying condensed consolidated balance sheets of Hastings Manufacturing Company and subsidiaries as of June 30, 1996, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 1996 and 1995, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Grand Rapids, Michigan
August 2, 1996



                                      -3-
                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              Hastings Manufacturing Company and Subsidiaries

                   Condensed Consolidated Balance Sheets
                  ______________________________________
                                                   JUNE 30,             DECEMBER 31,
                                                     1996                  1995
ASSETS

CURRENT ASSETS
  Cash                                            $   572,434          $ 1,909,506
  Accounts receivable, less allowance
    for possible losses of $410,000
    and $225,000                                    5,966,246            6,584,392
  Refundable income taxes                              71,150              226,037
  Inventories:
    Finished products                               7,322,524            6,544,211
    Work in process                                   608,638              769,917
    Raw materials                                   2,193,679            2,621,566
  Prepaid expenses and other assets                    56,516              131,166
  Future income tax benefits                        2,161,578            2,108,578

TOTAL CURRENT ASSETS                               18,952,765           20,895,373

PROPERTY AND EQUIPMENT
  Land and improvements                               648,266              648,266
  Buildings                                         4,261,237            4,045,784
  Machinery and equipment                          16,919,849           16,061,415

                                                   21,829,352           20,755,465
  Less accumulated depreciation                    13,607,218           12,902,944

NET PROPERTY AND EQUIPMENT                          8,222,134            7,852,521

INTANGIBLE PENSION ASSET                            1,222,783            1,222,783

FUTURE INCOME TAX BENEFITS                          6,548,202            6,548,202

OTHER ASSETS                                        1,058,602            1,028,689

                                                  $36,004,486          $37,547,568



                                      -4-

              Hastings Manufacturing Company and Subsidiaries

                   Condensed Consolidated Balance Sheets
                   ____________________________________
                                                      JUNE 30,            DECEMBER 31,
                                                        1996                 1995
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks                            $ 2,500,000          $ 1,500,000
  Accounts payable                                      568,593            2,487,870
  Accruals:
      Compensation                                      345,565              384,909
      Pension plan contribution                         719,666              659,387
      Taxes other than income                           302,603              204,992
      Miscellaneous                                     459,861              459,719
  Current portion of postretirement
      benefit obligation                              1,491,126            1,541,126
  Current maturities of
      long-term debt                                  1,560,500            1,560,500

TOTAL CURRENT LIABILITIES                             7,947,914            8,798,503

LONG-TERM DEBT,
  less current maturities                             2,759,375            3,490,625

PENSION AND DEFERRED COMPENSATION
  OBLIGATIONS, less current portion                   4,446,007            4,457,614

POSTRETIREMENT BENEFIT OBLIGATION,
  less current portion                               15,778,655           15,575,848

TOTAL LIABILITIES                                    30,931,951           32,322,590

STOCKHOLDERS' EQUITY
  Preferred stock, $2 par value,
      authorized and unissued
      500,000 shares                                          -                    -
  Common stock, $2 par value,
      1,750,000 shares authorized;
      390,473 and 388,813
      shares issued and outstanding                     780,946              777,626
  Additional paid-in capital                            151,475              119,318





                                      -5-
  Retained earnings                                   6,666,550            6,854,865
  Cumulative foreign currency
      translation adjustment                           (600,006)            (600,401)
  Pension liability adjustment                       (1,926,430)          (1,926,430)

TOTAL STOCKHOLDERS' EQUITY                            5,072,535            5,224,978

                                                    $36,004,486          $37,547,568

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.







































                                      -6-

              Hastings Manufacturing Company and Subsidiaries

              Condensed Consolidated Statements of Operations
                 _________________________________________

                                                 THREE MONTHS ENDED,                    SIX MONTHS ENDED,
June 30,                                       1996               1995               1996               1995
NET SALES                                  $10,777,623        $18,754,159        $22,142,035        $35,088,882
COST OF SALES                                7,953,961         14,812,820         16,256,875         27,316,851
Gross profit                                 2,823,662          3,941,339          5,885,160          7,772,031

EXPENSES
  Advertising                                  113,911            300,688            215,885            604,263
  Selling                                      984,658          1,611,493          1,966,290          3,154,368
  General and administrative                 1,661,837          2,138,893          3,454,898          4,282,131
  Interest, net                                105,327            239,239            171,443            480,289
  Other, net (Note 5)                             (460)            23,106           (205,938)            20,382
  Non-recurring relocation
    costs (Note 6)                             387,392                  -            468,422                  -

Total expenses                               3,252,665          4,313,419          6,071,000          8,541,433

Loss before
  income tax benefit                          (429,003)          (372,080)          (185,840)          (769,402)

INCOME TAX BENEFIT                            (159,000)          (128,000)           (75,000)          (275,000)

NET LOSS                                   $  (270,003)       $  (244,080)       $  (110,840)       $  (494,402)

NET LOSS PER SHARE
  OF COMMON STOCK                          $      (.69)       $      (.63)       $      (.28)       $     (1.27)

AVERAGE SHARES OF
  COMMON STOCK OUTSTANDING                     389,798            388,668            389,308            388,668

DIVIDENDS PER SHARE
  OF COMMON STOCK                          $       .10        $       .10        $       .20        $       .20

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.







                                      -7-

              Hastings Manufacturing Company and Subsidiaries

              Condensed Consolidated Statements of Cash Flows
                 ________________________________________

Six months ended June 30,                                 1996                   1995
OPERATING ACTIVITIES
  Net loss                                            $  (110,840)          $   (494,402)
  Adjustments to reconcile net
     loss to net cash from
     (for) operating activities:
     Depreciation                                         693,582              1,062,755
     Deferred income taxes                                (53,000)                     -
     Gain on sale of property
       and equipment                                         (588)                  (900)
     Change in postretirement
       benefit obligation                                 152,807                (87,951)
     Changes in operating
       assets and liabilities:
       Accounts receivable                                618,476              1,482,341
       Inventories                                       (189,110)              (265,164)
       Prepaid expenses and other
          current assets                                   74,668                  3,103
       Refundable income taxes                            154,637                (79,724)
       Other assets                                       (12,304)                16,437
       Accounts payable and accruals                   (1,777,055)            (1,005,317)

Net cash from (for) operating activities                 (448,727)               631,178

INVESTING ACTIVITIES
  Capital expenditures                                 (1,061,896)              (889,834)
  Proceeds from sale of property
     and equipment                                          1,000                    900
  Investment of proceeds from
     filter sale escrow                                   (17,713)                     -

Net cash for investing activities                      (1,078,609)              (888,934)

FINANCING ACTIVITIES
  Proceeds from issuance of notes
     payable to banks                                   5,900,000             12,546,065
  Principal payments on notes
     payable to banks                                  (4,900,000)           (11,317,975)
  Principal payments on long-term debt                   (731,250)              (858,145)
  Dividends paid                                          (78,014)               (77,734)



                                      -8-
Net cash from financing activities                        190,736                292,211

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (472)                 2,009

NET INCREASE (DECREASE) IN CASH                        (1,337,072)                36,464

CASH, beginning of period                               1,909,506                485,034

CASH, end of period                                   $   572,434           $    521,498


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Interest                                         $   178,914           $    547,593
     Income taxes, net of refunds                           2,812               (194,883)

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.
































                                      -9-
              Hastings Manufacturing Company and Subsidiaries

           Notes to Condensed Consolidated Financial Statements
                   ____________________________________

NOTE 1 In the opinion of the management of Hastings Manufacturing Company and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position as of June 30, 1996, and the results of operations and cash flows for the three months and six months ended June 30, 1996 and 1995.

        Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

NOTE 2 The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results for all of 1996.

NOTE 3 Net income (loss) per share is determined based on the weighted average number of shares of common stock outstanding during each period.

NOTE 4 The condensed consolidated financial statements include the accounts of Hastings Manufacturing Company and its wholly-owned subsidiaries. All significant intercompany balances, transactions and stockholdings have been eliminated.

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

NOTE 6 As disclosed in Note 2 to the Company's consolidated financial statements included in its 1995 Annual Report on Form 10-K, effective on September 3, 1995, the Company entered into an agreement and sold its filter product line assets to CLARCOR Inc. (CLARCOR) of Rockford, Illinois. The Company and CLARCOR also entered into a Transition Agreement on that date whereby the Company continues to manufacture and supply certain filters and filter component parts to CLARCOR through a transition period, which is expected to be completed by mid-1996. The Transition Agreement also provides for the reimbursement to the Company of certain administrative costs directly related to the manufacture and supply of filters and filter components to CLARCOR.

        Total filter-related assets were as follows:

                                           JUNE 30,         DECEMBER 31,
                                             1996              1995
        Accounts receivable               $1,026,000        $  765,000
        Inventory                            303,700         1,458,000

                                          $1,329,700        $2,223,000

        Of the total $720,400 employee severance benefits accrued and expensed relating to the sale, $369,900 was paid through June 30, 1996 ($147,800 and $223,000 were paid during the three and six months ended June 30, 1996, respectively).

        Expense reimbursement for the three and six months ended June 30, 1996, included in net sales, amounted to $292,300 and $765,900, respectively.

        Sales, exclusive of the above expense reimbursement, and estimated operating profit (loss) amounts for filter operations were approximately as follows:







                                      -11-

                                          THREE MONTHS ENDED                        SIX MONTHS ENDED
        June 30,                       1996                1995                1996                 1995
        Sales                       $2,178,000          $9,313,000          $4,906,000          $17,655,000
        Estimated operating
          profit (loss)                314,000            (587,000)            611,000           (1,104,000)

        In conjunction with the sale of its filter operations, the Company relocated its piston ring packaging operations from its former Knoxville, Tennessee facility to its Hastings, Michigan facility in 1996. The relocation and associated training costs are non-recurring in nature. While these costs are directly related to the 1995 sale of filter operations and the restructuring of the Company's remaining operations, they were expensed as incurred in 1996 as required by recently issued accounting standards. These costs totaled $468,422 for the six months ended June 30, 1996. Of this amount, $81,030 and $387,392 were incurred in the first and second quarters, respectively.






























                                      -12-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As disclosed in the Company's September 30, 1995 and December 31, 1995 filings, and as further updated in Note 6 to the accompanying condensed consolidated financial statements, the Company sold its filter operations and assets effective September 3, 1995. Under the terms of a transition agreement associated with that sale, results from certain filter operations continue to impact the Company's financial results. Those items are noted in greater detail within the various subheadings below.

NET SALES

Net sales in the second quarter of 1996 declined $7,976,536, or 42.5%, from $18,754,159 in the second quarter of 1995 to $10,777,623. Net sales for the first half of 1996 have declined $12,946,847 or 36.9% from $35,088,882 in the first half of 1995 to $22,142,035. As disclosed in Note 6, sales volume from filter operations declined from $17,655,000 in the first half of 1995 to $4,906,000 thus far this year. As such, net sales from the remaining product lines have experienced a decline of $198,000 through the first half of the year. The Company continues to experience higher volume within its distributor, original equipment and private brand piston ring market. The distributor increase reflects new account activity as the Company continues to gain market share following the sale of its filter operations. This gain has been accomplished despite a general softness in the domestic aftermarket piston ring industry. The private brand improvement reflects the phasing in of several new accounts since mid-1995. Following efforts to re-establish an acceptable inventory position, the 1996 piston ring results have been further supported by a strong order fill level. The export piston ring volume is down in 1996 reflecting lower projected export sales and an internal inventory reduction on the part of the Company's primary export representative. For future years, the Company anticipates broadening its export sales base in an attempt to minimize the annual fluctuations of this sales segment. Sales of the Company's additive products also declined through the first half of 1996 following the loss of a primary retail customer in late 1995. Though not a significant contributor to the net sales total, the additives line generates a favorable gross margin level. The combination of softer export piston ring and additives sales in the second quarter offset the gain attained in the distributor, original equipment and private brand markets.

Net sales in the second quarter of 1995 declined $1,394,719, or 6.9%, from the second quarter of 1994 and declined $1,989,479 in the first half of 1995 from the first half of 1994. The decline primarily resulted from the inclusion in 1994 of proceeds from the sale of technology and equipment to a foreign customer and the Company's inability to meet total customer demands during the first half of 1995 due to inventory shortages.




                                      -13-
COST OF SALES AND GROSS PROFIT

Cost of sales during the second quarter of 1996 decreased $6,858,859, or 46.3%, from $14,812,820 in the second quarter of 1995 to $7,953,961. For the first half of 1996, cost of sales decreased by $11,059,976, or 40.5%, from $27,316,851 to $16,256,875. The 1995 second quarter and first half cost of sales, reported as $13,512,820 and $24,816,851, respectively in the June 30, 1995 Form 10-Q, have been restated to reflect the reclassification of various operating expenses into cost of sales as in the first quarter of 1996. Those expenses included the group health care costs associated with production personnel and distribution costs associated with product handling and shipping. The corresponding gross profit margin results are higher for each of the comparative 1996 periods. Again, the primary contributor to that relationship is the significant reduction of filter volume in the current year. Consistent with the first quarter's results, the cost components of material, labor and overhead have held steady through the past year with only minimal impact upon the gross profit results. The second quarter of 1996 was, however, favorably impacted by a reduction in the LIFO inventory reserve as the remaining filter inventory owned by the Company was reduced. The Company anticipates that this filter inventory reduction, with a corresponding LIFO reserve decline, will be completed during the third quarter of 1996. The final quarter of 1996 will be the initial quarter of full post-sale results.

The previously reported 1995 second quarter and six month gross profit results weakened from the comparative periods in 1994. The 1994 periods had been favorably impacted by the margin realized on the technology and equipment sale. In addition, the 1995 results were unfavorably impacted by higher direct labor costs and higher overhead charges reflecting, in part, overtime costs as the Company attempted to attain an improved order fill performance.

EXPENSE

Total expenses during the second quarter of 1996, excluding net interest, decreased $926,842, or 22.7% from $4,074,180 for the second quarter of 1996 to $3,147,338. For the 1996 six-month period, these expenses decreased $2,161,587, or 26.8%, from $8,061,144 to $5,899,557. Again, the filter operations sale is the primary factor in these relationships as the Company scaled back various programs and personnel relative to refocused operations. Advertising expenses reflect the absence of all filter related materials combined with lower support personnel costs and reduced cooperative advertising programs. Selling expenses also continue to reflect lower comparative sales staff costs combined with the elimination of inventory conversion costs as previously used within the filter markets. General and administrative expenses reflect lower support personnel levels combined with an overall reduction in most of the office support expenses. As discussed in Note 6, certain support costs, primarily included in general and administrative expenses, have continued through the filter


                                      -14-
transition period. Those items are billed back to the purchaser on a monthly basis. The Other, net expenses category reflects a net income position for the first and second quarters of 1996. The 1995 results reflect the impact of several minor factors. As discussed in Note 5, the year-to-date 1996 comparative period results reflect a gain of $204,500 in March of this year from the termination of an interest rate swap agreement. As discussed in Note 6, the Company incurred $468,422 of non-recurring costs during the first six months of 1996 ($387,392 in the second quarter) relating to the relocation of its piston ring packaging operations from its former Knoxville, Tennessee facility to its Hastings, Michigan facility. These costs are reflected on a separate line in the accompanying 1996 condensed consolidated statement of operations due to their non-recurring nature. While these costs are directly related to the 1995 sale of filter operations and the restructuring of the Company's remaining operations, they were expensed as incurred in 1996 as required by accounting standards.

INTEREST, NET

Net interest during the first half of 1996 decreased $308,846, or 64.3%, from the first half of 1995. Following the sale of the filter operations, various short-term and long-term debt obligations were liquidated. While some debt balances remain in place, certain invested funds, dedicated to planned capacity improvements, remain on-hand as well. The net impact of these lower net borrowings and earnings on the invested funds, resulted in the favorable reduction. Net interest expense increased in the second quarter of 1996 from the first quarter of this year reflecting, in part, higher short-term borrowings in support of higher inventories and the product relocation outlays.

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

During the first half of 1996, the Company applied net cash of $448,727 to operating activities. Cash flow adjustments related to depreciation and the reduced accounts receivable level relative to the lower sales volume were offset by the reduction of trade accounts payable and miscellaneous




                                      -15-
accruals. This reduction reflects activity in the first quarter of 1996 related to scheduled payments to vendors and the liquidation of accruals from year-end activities.

During the first half of 1995, the Company generated net cash of $631,178 from operating activities. The 1995 results reflect the cash flow adjustment for depreciation combined with reduced accounts receivable offset, in part, by higher inventories and decreased payables and accruals.

During the first half of 1996, the Company invested $1,061,896 in capital expenditures. This included new equipment to expand production capabilities within the existing facilities and to upgrade sections of those existing facilities relative to the relocation of product inventories and shipping to Hastings, Michigan. The Company anticipates that the full year 1996 capital expenditures will slightly exceed the 1995 total of $2,053,626. Certain funds resulting from the filter operations sale continue to be targeted for most of that anticipated outlay.

The use of net cash for operations activities in the first half of 1996 required added reliance upon the Company's short-term credit lines as detailed in the financing activities section of the cash flow statements. Only minimal use of additional funds was required in the second quarter despite the balance of funding required for the completion of the inventory move. As of June 30, 1996, the Company had available approximately $4 million of unused capacity under its short-term lines of credit. Having now absorbed the balance of the relocation costs, the Company believes that current operating activities, combined with those funds targeted for capacity enhancement, will be sufficient to meet its working capital, capital expenditure and dividend requirements throughout 1996.






















                                      -16-
              Hastings Manufacturing Company and Subsidiaries

            Review by Independent Certified Public Accountants
                __________________________________________



The June 30, 1996 and 1995, condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by BDO Seidman, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.








































                                      -17-
                        PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The annual meeting of shareholders of Hastings Manufacturing Company was held on May 7, 1996. The purpose of the meeting was to elect directors, and to transact any other business that may properly come before the meeting.

           (a) The name of each director elected (along with the number of votes cast for or authority withheld) and the name of each other director whose term of office as a director continued after the meeting follows:

                                                 VOTES CAST
                                                             AUTHORITY
                                             FOR             WITHHELD
ELECTED DIRECTORS
Andrew F. Johnson                          330,515             1,900
William R. Cook                            330,515             1,900
Monty C. Bennett                           330,515             1,900
Richard L. Foster                          330,515             1,900

DIRECTORS WHO CONTINUE TO SERVE
Douglas A. DeKamp                  Mark R.S. Johnson
Neil A. Gardner                    Dale W. Koop

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBIT. The following document is filed as an exhibit to this report on Form 10-Q:

          EXHIBIT
          NUMBER                DOCUMENT

            27             Financial Data Schedule

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.




                                      -18-
                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HASTINGS MANUFACTURING COMPANY



Date: August 14, 1996              By: /S/ MONTY C. BENNETT
                                       Monty C. Bennett
                                       Its Vice President, Employee
                                       Relations, Secretary and Director


Date: August 14, 1996              By: /S/ THOMAS J. BELLGRAPH
                                       Thomas J. Bellgraph
                                       Its Vice President, Finance































                                      -19-
                               EXHIBIT INDEX


          EXHIBIT
          NUMBER                 DOCUMENT

            27             Financial Data Schedule












































                                      -20-