Form 10-Q
period 1996-09-30
HASTINGS MANUFACTURING CO
filed 1996-11-14
CIK 46109

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
===========================================================================

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarter Ended          Commission File Number
              SEPTEMBER 30, 1996                    1-3574


                      HASTINGS MANUFACTURING COMPANY
          (Exact name of registrant as specified in its charter)

                    MICHIGAN                        38-0633740
         (State or other Jurisdiction of         (I.R.S. Employer
         Incorporation or Organization)        Identification No.)

            325 NORTH HANOVER STREET
               HASTINGS, MICHIGAN                     49058
    (Address of Principal Executive Offices)        (Zip Code)

     Registrant's telephone number, including area code:  616-945-2491

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X                 No
                            -----                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                OUTSTANDING AT
                     CLASS                     NOVEMBER 1, 1996
          Common stock, $2 par value            390,473 shares

===========================================================================

              Hastings Manufacturing Company and Subsidiaries

                                 Contents
                    ==================================


PART I - FINANCIAL INFORMATION
                                                                         PAGE
     Item 1 - Financial Statements:

          Report on Review by Independent Certified Public
               Accountants                                                  3

          Condensed Consolidated Balance Sheets -
               September 30, 1996, and December 31, 1995                  4-5

          Condensed Consolidated Statements of Operations -
               Three Months and Nine Months Ended
               September 30, 1996 and 1995                                  6

          Condensed Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1996 and 1995              7-8

          Notes to Condensed Consolidated Financial
               Statements                                                9-11

          Review by Independent Certified Public Accountants               12

     Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      13-16


PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                             17

       Report on Review by Independent Certified Public Accountants
                    ==================================

Board of Directors
Hastings Manufacturing Company
Hastings, Michigan

We have reviewed the accompanying condensed consolidated balance sheets of Hastings Manufacturing Company and subsidiaries as of September 30, 1996, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 1996 and 1995, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Grand Rapids, Michigan
October 28, 1996

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              Hastings Manufacturing Company and Subsidiaries

                   Condensed Consolidated Balance Sheets
                    ==================================
                                                 SEPTEMBER 30,        DECEMBER 31,
                                                     1996                 1995
                                                 -------------        ------------
ASSETS

CURRENT ASSETS
  Cash                                            $   842,542         $ 1,909,506
  Accounts receivable, less allowance
    for possible losses of $435,000
    and $225,000                                    5,168,352           6,584,392
  Refundable income taxes                              99,276             226,037
  Inventories:
    Finished products                               7,361,867           6,544,211
    Work in process                                   462,202             769,917
    Raw materials                                   2,165,861           2,621,566
  Prepaid expenses and other assets                   142,898             131,166
  Future income tax benefits                        2,161,578           2,108,578
                                                  -----------         -----------

TOTAL CURRENT ASSETS                               18,404,576          20,895,373
                                                  -----------         -----------

PROPERTY AND EQUIPMENT
  Land and improvements                               648,858             648,266
  Buildings                                         4,321,140           4,045,784
  Machinery and equipment                          17,139,210          16,061,415
                                                  -----------         -----------

                                                   22,109,208          20,755,465
  Less accumulated depreciation                    13,961,282          12,902,944
                                                  -----------         -----------

NET PROPERTY AND EQUIPMENT                          8,147,926           7,852,521
                                                  -----------         -----------

INTANGIBLE PENSION ASSET                            1,222,783           1,222,783
                                                  -----------         -----------


FUTURE INCOME TAX BENEFITS                          6,547,834           6,548,202
                                                  -----------         -----------

OTHER ASSETS                                        1,034,750           1,028,689
                                                  -----------         -----------

                                                  $35,357,869         $37,547,568
                                                  ===========         ===========

              Hastings Manufacturing Company and Subsidiaries

                   Condensed Consolidated Balance Sheets
                    ==================================
                                                 SEPTEMBER 30,        DECEMBER 31,
                                                     1996                 1995
                                                 -------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks                          $ 2,800,000         $ 1,500,000
  Accounts payable                                    973,638           2,487,870
  Accruals:
      Compensation                                    300,987             384,909
      Pension plan contribution                       172,439             659,387
      Taxes other than income                         285,944             204,992
      Miscellaneous                                   238,350             459,719
  Current portion of postretirement
      benefit obligation                            1,541,126           1,541,126
  Current maturities of
      long-term debt                                1,560,500           1,560,500
                                                  -----------         -----------

TOTAL CURRENT LIABILITIES                           7,872,984           8,798,503

LONG-TERM DEBT,
  less current maturities                           2,393,750           3,490,625

PENSION AND DEFERRED COMPENSATION
  OBLIGATIONS, less current portion                 4,440,028           4,457,614

POSTRETIREMENT BENEFIT OBLIGATION,
  less current portion                             15,665,920          15,575,848
                                                  -----------         -----------

TOTAL LIABILITIES                                  30,372,682          32,322,590
                                                  -----------         -----------










STOCKHOLDERS' EQUITY
  Preferred stock, $2 par value,
      authorized and unissued
      500,000 shares                                        -                   -
  Common stock, $2 par value,
      1,750,000 shares authorized;
      390,473 and 388,813
      shares issued and outstanding                   780,946             777,626
  Additional paid-in capital                          151,475             119,318
  Retained earnings                                 6,573,038           6,854,865
  Cumulative foreign currency
      translation adjustment                         (593,842)           (600,401)
  Pension liability adjustment                     (1,926,430)         (1,926,430)
                                                  -----------         -----------

TOTAL STOCKHOLDERS' EQUITY                          4,985,187           5,224,978
                                                  -----------         -----------

                                                  $35,357,869         $37,547,568
                                                  ===========         ===========

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

              Hastings Manufacturing Company and Subsidiaries

              Condensed Consolidated Statements of Operations
                    ==================================

                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                            ------------------                 ----------------
September 30,                              1996             1995             1996             1995
                                           ----             ----             ----             ----
NET SALES                               $9,120,821      $17,369,464      $31,262,856      $52,458,346
COST OF SALES                            6,616,002       14,646,262       22,872,877       41,963,113
                                        ----------      -----------      -----------      -----------
Gross profit                             2,504,819        2,723,202        8,389,979       10,495,233

EXPENSES
  Advertising                               79,008          586,668          294,893        1,190,931
  Selling                                  819,908        1,643,029        2,786,198        4,797,397
  General and administrative             1,525,744        2,457,436        4,980,642        6,739,567
  Interest, net                            133,030          178,770          304,473          659,059
  Loss on sale of filter
    operations (Note 6)                          -           67,254                -           67,254
  Non-recurring relocation
    costs (Note 6)                               -                -          468,422                -
  Other, net (Note 5)                       11,550           60,086         (194,388)          80,468
                                        ----------      -----------      -----------      -----------

Total expenses                           2,569,240        4,993,243        8,640,240       13,534,676
                                        ----------      -----------      -----------      -----------

Loss before
  income tax benefit                       (64,421)      (2,270,041)        (250,261)      (3,039,443)
                                        ----------      -----------      -----------      -----------

INCOME TAX BENEFIT                         (10,000)        (283,785)         (85,000)        (558,785)
                                        ----------      -----------      -----------      -----------

NET LOSS                                   (54,421)      (1,986,256)        (165,261)      (2,480,658)
                                        ----------      -----------      -----------      -----------

NET LOSS PER SHARE
  OF COMMON STOCK                       $     (.14)     $     (5.11)     $      (.42)     $     (6.38)






AVERAGE SHARES OF
  COMMON STOCK OUTSTANDING                 390,473          388,668          389,695          388,668

DIVIDENDS PER SHARE
  OF COMMON STOCK                       $      .10      $       .10      $       .30      $       .30

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

              Hastings Manufacturing Company and Subsidiaries

              Condensed Consolidated Statements of Cash Flows
                    ==================================
Nine months ended September 30,                     1996                1995
                                                -----------         ------------
OPERATING ACTIVITIES
  Net loss                                      $  (165,261)        $(2,480,658)
  Adjustments to reconcile net
     loss to net cash from
     (for) operating activities:
     Depreciation                                 1,045,507           1,412,798
     Loss on sale of filter operations                    -              67,254
     Gain on sale of property
       and equipment                                   (588)               (900)
     Change in postretirement
       benefit obligation                            90,072               2,872
     Changes in operating
       assets and liabilities:
       Accounts receivable                        1,417,838           2,594,538
       Inventories                                   (7,229)         (1,637,189)
       Prepaid expenses and other
          current assets                            (11,641)              8,515
       Future income tax benefits and
          refundable income taxes                    73,613            (362,199)
       Other assets                                  25,667              69,277
       Accounts payable and accruals             (2,208,747)         (1,357,274)
                                                -----------         -----------

Net cash from (for) operating activities            259,231          (1,682,966)
                                                -----------         -----------

INVESTING ACTIVITIES
  Capital expenditures                           (1,337,519)         (1,311,305)
  Proceeds from sale of filter
     operations, net of
     related expenses paid                                -          13,647,443
  Proceeds from sale of property
     and equipment                                    1,000                 900
  Investment of proceeds from
     filter sale escrow                             (31,851)                  -
                                                -----------         -----------

Net cash from (for) investing
  activities                                     (1,368,370)         12,337,038
                                                -----------         -----------

              Hastings Manufacturing Company and Subsidiaries

              Condensed Consolidated Statements of Cash Flows
                    ==================================

Nine months ended September 30,                          1996                 1995
                                                      -----------        -------------
FINANCING ACTIVITIES
  Proceeds from issuance of notes
     payable to banks                                   7,900,000          18,874,460
  Principal payments on notes
     payable to banks                                  (6,600,000)        (24,438,200)
  Principal payments on long-term debt                 (1,096,875)         (2,585,950)
  Dividends paid                                         (117,105)           (116,600)
                                                      -----------        ------------

Net cash from (for) financing activities                   86,020          (8,266,290)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (43,845)              2,873
                                                      -----------        ------------

NET INCREASE (DECREASE) IN CASH                        (1,066,964)          2,390,655

CASH, beginning of period                               1,909,506             485,034
                                                      -----------        ------------

CASH, end of period                                   $   842,542        $  2,875,689
                                                      ===========        ============



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Interest                                         $   293,467        $    803,005
     Income taxes, net of refunds                           4,880            (222,077)

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

              Hastings Manufacturing Company and Subsidiaries

           Notes to Condensed Consolidated Financial Statements
                    ==================================

NOTE 1 In the opinion of the management of Hastings Manufacturing Company and subsidiaries (Company), the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position as of September 30, 1996, and the results of operations and cash flows for the three months and nine months ended September 30, 1996 and 1995.

        Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

NOTE 2 The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results for all of 1996.

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

NOTE 5 Under the terms of a debt agreement, the Company is subject to specific limitations and restrictions pertaining to working capital, net worth, dividends, etc. The Company has obtained a waiver from the bank for its noncompliance with the working capital restriction.

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

NOTE 6 As disclosed in Note 2 to the Company's consolidated financial statements included in its 1995 Annual Report on Form 10-K, effective on September 3, 1995, the Company entered into an agreement and sold its filter product line assets to CLARCOR Inc. (CLARCOR) of Rockford, Illinois. The Company and CLARCOR also entered into a Transition Agreement on that date whereby the Company manufactured and supplied certain filters and filter component parts to CLARCOR through a transition period, which was completed during the third quarter of 1996. The Transition Agreement also provides for the reimbursement to the Company of certain administrative costs directly related to the manufacture and supply of filters and filter components to CLARCOR.

        Total filter-related assets were as follows:

                                         SEPTEMBER 30,     DECEMBER 31,
                                             1996             1995
                                         -------------     ------------
        Accounts receivable                 $52,000        $  765,000
        Inventory                                 -         1,458,000
                                            -------        ----------

                                            $52,000        $2,223,000
                                            =======        ==========

        In September 1995, a total of $720,400 in employee severance benefits were accrued and expensed relating to the sale. Through September 30, 1996, the entire amount has been paid ($146,900 during the three months ended December 31, 1995, and $350,500 and $573,500 during the three and nine months ended September 30, 1996, respectively).

        Expense reimbursement for the period September 4, 1995, through September 30, 1995, included in net sales, amounted to $357,000 and for the three and nine months ended September 30, 1996, amounted to $10,900 and $776,800, respectively.

        Sales, exclusive of the above expense reimbursement, and estimated operating profit (loss) amounts for filter operations were approximately as follows:

                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                        ------------------                -----------------
        September 30,                  1996            1995             1996              1995
                                       ----            ----             ----              ----
        Sales                        $879,000      $ 7,803,000       $5,785,000       $25,458,000
        Estimated operating
          profit (loss)                87,000       (1,716,000)         698,000        (2,820,000)

        In conjunction with the sale of its filter operations, the Company relocated its piston ring packaging operations from its former Knoxville, Tennessee facility to its Hastings, Michigan facility in 1996. The relocation and associated training costs are non-recurring in nature. While these costs are directly related to the 1995 sale of filter operations and the restructuring of the Company's remaining operations, they were expensed as incurred in 1996 as required by recently issued accounting standards. These costs, all of which were incurred during the first and second quarters, totaled $468,422.

        The Transition Agreement with CLARCOR also included certain provisions for the continued distribution of filter products through the Company's Canadian subsidiary, at the discretion of CLARCOR. In early November 1996, the Company received notification from CLARCOR that this arrangement will be terminated on December 31, 1996. Management is currently evaluating the Canadian operating alternatives in light of that notification.

              Hastings Manufacturing Company and Subsidiaries

            Review by Independent Certified Public Accountants
                    ==================================



The September 30, 1996 and 1995, condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by BDO Seidman, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As disclosed in the Company's September 30, 1995 and December 31, 1995 filings, and as further updated in Note 6 to the condensed consolidated financial statements, the Company sold its filter operations and assets effective September 3, 1995. Under the terms of a Transition Agreement associated with this sale, results from certain filter operations continued to impact the Company's financial results through the third quarter of 1996. The more significant provisions of the Transition Agreement related to the domestic manufacture and supply of certain filters and filter component parts, which were completed during the third quarter of 1996. The
Transition Agreement also included provisions for the continued distribution of filter products through the Company's Canadian subsidiary, at the discretion of the buyer. In early November 1996, the Company received notification from the buyer that this arrangement will be terminated on December 31, 1996. Management is currently evaluating the Canadian operating alternatives in light of that notification. The related effects on operations of the September 3, 1995 filter operations sale are noted in greater detail within the various categories below.

RESULTS OF OPERATIONS

NET SALES

Net sales in the third quarter of 1996 decreased $8,248,643, or 47.5% from $17,369,464 in the third quarter of 1995 to $9,120,821. Net sales for the nine-month period ended September 30, 1996, decreased $21,195,490, or 40.4% from $52,458,346 in 1995 to $31,262,856 in 1996. As disclosed in Note 6, the sales volume from filter operations declined from $25,458,000 in the first nine months of 1995 to $5,785,000 thus far this year. Net sales from the remaining product lines have experienced a decline of $1,522,000 through the first nine months of this year. The export piston ring volume is down considerably in 1996, reflecting lower export sales and an internal inventory reduction effort on the part of the Company's primary export representative. In addition, the Company was more selective in its commitment to certain export markets due to pricing issues. For future years, the Company intends to broaden its export sales base to minimize the annual fluctuations of this sales segment. In contrast to the decreased 1996 export activity, the Company continued to generate higher volumes within its traditional distributor, original equipment and private brand piston ring markets. These gains have been attained from a targeted sales effort following the sale of the filter operations and a restoration to an acceptable order fill position following the Company's soft performance through much of 1995. Sales of the Company's additives product line, however, remained soft through the 1996 nine-month period.
The Company hopes that a recently implemented marketing campaign will strengthen this sales base in 1997. Though not a significant contributor to the net sales total, the additives line generates a favorable gross margin level.

Net sales in the third quarter of 1995 decreased $656,645, or 3.6%, from the third quarter of 1994 and declined $2,646,124 in the first nine months of 1995 from the same period in 1994. These declines resulted from the inclusion in 1994 of proceeds from the sale of technology and equipment to a foreign customer, the Company's inability to meet total customer demands due to inventory shortages and the sale of the filter operations as of September 3, 1995.

COST OF SALES AND GROSS PROFIT

Reflecting the net sales declines, the cost of sales during the third quarter of 1996 decreased $8,030,260, or 54.8%, from $14,646,262 in the third quarter of 1995 to $6,616,002. For the nine-month period in 1996, cost of sales declined $19,090,236, or 45.5% from $41,963,113 to $22,872,877. The 1995 third quarter and nine-month cost of sales, reported as $13,346,262 and $38,163,113, respectively, in the September 30, 1995 Form 10-Q/A, have been restated to reflect the reclassification of various operating expenses into cost of sales that took effect January 1, 1996. Those expenses included the group health care costs associated with production personnel and distribution costs associated with product handling and shipping.

The gross profit margin for the three- and nine-month periods ended September 30, 1996, were 27.5% and 26.8%, respectively, an improvement over the margins of 15.7% and 20.0% in the prior year periods. This improvement resulted from the September 1995 filter operations sale, as margins on other product lines have traditionally been higher than those generated from filter operations. The 1996 third quarter results were also favorably impacted by the final LIFO reserve decline associated with the elimination of filter inventories. The cost components--materials, labor and overhead--of the remaining product lines have incurred minimal cost increases causing some pressure upon the gross profit performance.

The previously reported 1995 third quarter and nine-month gross profit results weakened from the comparative periods in 1994. The 1994 periods were favorably impacted by the margin realized on the technology and equipment sale. In addition, the 1995 results were unfavorably impacted by higher direct labor costs and overhead charges reflecting, in part, significant overtime costs as the Company attempted to attain an improved order fill level.

EXPENSES

Total expenses during the third quarter of 1996, excluding net interest, decreased $2,378,263 or 49.4%, from $4,814,473 for the third quarter of 1995 to $2,436,210. For the 1996 nine-month period, these expenses decreased $4,539,850, or 35.3%, from $12,875,617 to $8,335,767. Again, the filter operations sale was the primary factor for the decline as the Company reduced or eliminated various programs and personnel relative to the refocused operations. Advertising expenses declined $507,660 and $896,038 for the three- and nine-month periods, respectively, reflecting the absence of all filter-related materials combined with lower support personnel costs and reduced cooperative advertising exposure. Selling expenses declined $823,121 and $2,011,199, respectively, reflecting lower field staff and support personnel levels combined with a reduction in the various sales promotion efforts previously associated with the filter operations. General and administrative expenses declined $931,692 and $1,758,925, respectively, which mainly resulted from lower support personnel levels as well as an overall reduction in most of the office support expenses. The "Other-net" expense category reflects a "net income" position for the first nine months of 1996. As disclosed in Note 5, this represents a gain of $204,500 in March of this year from the termination of an interest rate swap agreement. As discussed in Note 6, the Company incurred $468,422 of non-recurring costs during the first half for 1996 relating to the relocation of its piston ring packaging operations from its former Knoxville, Tennessee facility to its Hastings, Michigan facility. These costs are reflected on a separate line in the accompanying 1996 condensed consolidated statements of operations. While these costs are directly related to the 1995 sale of filter operations and the restructuring of the Company's remaining operations, they were expensed as incurred in 1996 as required by recently issued accounting standards.

INTEREST, NET

Net interest during the first nine months of 1996 decreased $354,586 or 53.8% from the first nine months of 1995. Following the sale of the filter operations, various short-term and long-term debt obligations were liquidated. While some debt balances remain in place, certain invested funds, dedicated to planned capacity improvements (as discussed in the following section), remain on hand as well. The net impact of these lower net borrowings and earnings on the invested funds resulted in the favorable reduction. Net interest expense increased in the third quarter of 1996 from the second quarter of this year, reflecting higher average short-term borrowings in support of higher inventory levels.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1996, the Company generated net cash of $259,321 from operating activities. Cash flow adjustments from depreciation and reduced accounts receivable in support of the restructured organization were sufficient to offset the reduction of trade accounts payable and miscellaneous accruals. The accounts payable and accruals reductions reflect activity in the first quarter of 1996 related to scheduled payments to vendors and the liquidation of accruals from year-end activities.

During the first nine months of 1995, the Company used net cash of $1,682,966 in operations due primarily to the net loss for the period. The depreciation and accounts receivable sources were largely offset by an increase in inventory, after adjustment for the sale of filter-related items, and decreases in accounts payable and accrued liabilities. The accounts receivable reduction resulted from reduced filter sales subsequent to the sale of filter operations in early September, 1995.

During the first nine months of 1996, the Company invested $1,337,519 in capital expenditures. This included new equipment to enhance production capabilities within the existing facilities and to upgrade sections of those facilities in support of the relocation of product inventories and shipping to Hastings, Michigan. The Company now anticipates that the full year 1996 capital outlays will slightly trail the 1995 total of $2,055,000. Certain funds resulting from the filter operations sale continue to be targeted for most of that remaining outlay. The proposed capital outlay, target for 1997 is less than half the estimated 1996 outlay as production capacities should exceed demand through that period.

The generation of net cash from operating activities in the third quarter of 1996 helped to reverse the net cash decline posted through June of this year. Only minimal use of additional short-term borrowings was necessary as the Company increased its total capital outlay through the third quarter and further reduced its long-term obligations through scheduled debt payments.
As of September 30, 1996, the Company had available approximately $3.5 million of unused capacity under its short-term lines of credit. Having now fully absorbed the balance of the relocation costs and any ancillary costs associated with the filter sale transition period, the Company believes that current operating activities, combined with those funds targeted for capacity enhancements, will be sufficient to meet its working capital, capital expenditure and dividend requirements throughout the coming year.

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


                                   HASTINGS MANUFACTURING COMPANY



Date: November 14, 1996            By: /S/ MONTY C. BENNETT
                                       Monty C. Bennett
                                       Its Vice President, Employee
                                       Relations, Secretary and Director


Date: November 14, 1996            By: /S/ THOMAS J. BELLGRAPH
                                       Thomas J. Bellgraph
                                       Its Vice President, Finance

                               EXHIBIT INDEX


          EXHIBIT
          NUMBER              DOCUMENT

            27           Financial Data Schedule