Form 10-K405
period 1996-12-31
HASTINGS MANUFACTURING CO
filed 1997-03-28
CIK 46109

================================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                             ________________

                                 FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the year ended December 31, 1996
                                    OR
     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to ______________.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (<Section> 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Aggregate market value of voting stock of Registrant held by non-affiliates as of March 6, 1997 was $6,091,377.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 6, 1997:

                        Common Stock - $2 par value    390,903 Shares

            Documents and Information Incorporated by Reference

     Part III, Items 10, 11, 12 and 13            Proxy Statement for
                                                     Annual Meeting
                                                  to be held May 6, 1997
================================================================================

                                  PART I


ITEM 1.   BUSINESS.

          Hastings Manufacturing Company (the "Company") is a Michigan corporation organized in 1929 with its headquarters and U.S. manufacturing facilities in Hastings, Michigan.

          The Company operates in one business segment, automotive replacement parts. It primarily produces and sells automotive and light truck application piston rings. To a lesser extent, it packages and sells mechanics' specialty hand tools and additives for engines, transmissions and cooling systems. These products are distributed nationally and internationally through numerous warehouse distributors, large-scale engine rebuilders and various retailer outlets primarily in the automotive replacement market. Certain of the Company's piston ring products are produced for original equipment applications.

          All of the Company's products are also sold in Canada. These products are produced and/or packaged and distributed, by the Company's Canadian subsidiary, Hastings, Inc., located in Barrie, Ontario.

          Effective on September 3, 1995, the Company entered into an agreement that resulted in the sale of its former filter product line assets to CLARCOR Inc. ("CLARCOR") of Rockford, Illinois. Certain filter and filter component parts inventory located at the Company's Hastings, Michigan plant was not included in the sale as the Company, as discussed below, continued to supply CLARCOR with component parts during a transition period.

          The Company and CLARCOR entered into a Transition Agreement, also dated September 3, 1995. That Agreement provided for the Company's manufacture and supply to CLARCOR of certain filters and filter component parts until certain manufacturing equipment, located at the Company's Hastings, Michigan plant, could be moved and set up at CLARCOR's plant facilities. It also provided for reimbursement to the Company of certain administrative costs directly related to the manufacture and supply of filters and filter components to CLARCOR. The transition period concluded in August 1996.

          Effective in May 1996, the Company moved its piston ring packaging operations from its former facility in Knoxville, Tennessee to Hastings, Michigan thus consolidating its piston ring operations.

          As described in Note 3 to the Consolidated Financial Statements (included in Item 8), in December 1996, management and the Board of Directors approved a restructuring plan designed to significantly reduce operating costs and provide for a more streamlined operating structure concentrating on piston ring manufacturing. In addition to reducing
                       -1-
staffing levels at both the U.S. and Canadian manufacturing facilities, the restructuring plan calls for the termination of most Canadian piston ring manufacturing effective April 30, 1997. The Company's Canadian subsidiary will continue to distribute piston rings throughout Canada, however, its product will be sourced entirely by U.S. operations. The Canadian facility will also continue to manufacture certain piston ring parts and provide packaging operations for tools and piston ring sets. Upon completion of the restructuring, the Company anticipates that the total number of U.S. and Canadian employees will be reduced by approximately 69, (48 production, 4 sales and 17 administration).

          The market for the Company's products is highly competitive. The principal methods of competition in the industry are price, service, product performance and product availability. Accurate figures are not available, but the Company believes it ranks among the three largest domestic producers of replacement piston rings.

          Among the Company's trade names used in marketing its products are "Hastings," "Casite" and "Flex-Vent," which are registered trademarks in the United States and many foreign countries. The Company also holds a number of patents and licenses. In the opinion of management, the Company's business generally is not dependent upon patent protections.

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

          Compliance with federal, state and local environmental laws and regulations governing discharges into the environment is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

          The Company and its subsidiaries have a total employment of approximately 480 employees. Employee relations at all of the Company's plant locations are considered to be satisfactory.

          While the Company maintains operations in Canada, there are no unusual risks attendant to the Company's foreign operations. The products of the Company are sold worldwide. Financial information regarding the Company's Canadian subsidiary including sales, operating profit or loss and identifiable assets, along with total export sales from the Company's U.S. operations to unaffiliated customers, is included in Note 11 to the Consolidated Financial Statements contained in Item 8 below.

ITEM 2.   PROPERTIES.

          The general offices and manufacturing and distribution plant, which produces and distributes piston rings and, through the transition date discussed in Item 1 above, produced filters and filter component parts for CLARCOR, are owned by the Company and are located at 325 North Hanover Street, Hastings, Michigan. This facility consists of approximately 260,000 square feet of production space, 154,000 square feet of available warehouse area, and 35,000 square feet of office area.

          The Company's wholly owned Canadian subsidiary, Hastings, Inc., owns and operates manufacturing and warehouse facilities for piston rings, oil additives, and mechanics' hand tools and is located in Barrie, Ontario. This facility includes approximately 65,000 square feet of production and warehouse space and 4,000 square feet of office space.

          As of year-end, production levels within the Company's Hastings, Michigan facility were near 65% of capacity.

ITEM 3.   LEGAL PROCEEDINGS.

          The Company is not a party to any pending legal proceedings other than routine litigation incidental to its business. In the opinion of management, the outcome of any litigation currently pending will not materially affect the Company's consolidated financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted during the fourth quarter of 1996 to a vote of security holders through the solicitation of proxies or otherwise.

                                  PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS.

          The Company's common stock is traded on the American Stock Exchange (ticker symbol HMF). At March 6, 1997, there were 390,903 outstanding shares and the approximate number of stockholders, excluding those held by security brokers, was 321.

          High and low sales prices and cash dividends, per quarter, are as follows:

                                              1996                           1995
                                -----------------------------   ---------------------------------
                                                      CASH                             CASH
                                  STOCK PRICE       DIVIDENDS     STOCK PRICE         DIVIDENDS
                                 HIGH      LOW       PAID        HIGH     LOW          PAID
                                -----------------------------------------------------------------
First Quarter. . . . . . . .     23-3/4    21        .10         25-1/4   18-1/4       .10
Second Quarter . . . . . . .     26        22-3/4    .10         20       17-1/2       .10
Third Quarter. . . . . . . .     27        23        .10         28-1/4   17-1/4       .10
Fourth Quarter . . . . . . .     26        24        .10         27-1/2   20-5/8       .10

          The Company expects to continue its policy of paying regular quarterly dividends, although this policy is dependent upon future earnings, capital requirements, and financial condition. In addition, cash dividends are restricted to the extent described in Note 6 to the Consolidated Financial Statements included at Item 8 below.

ITEM 6.   SELECTED FINANCIAL DATA.

                                 1996<F1>          1995<F2>           1994               1993<F3>                   1992
                             --------------    --------------    -------------     ---------------            --------------
Net Sales . . . . . . .      $ 39,408,610      $ 63,228,312      $ 74,572,222      $  72,477,617              $ 64,967,100
Net Income (Loss) . . .          (884,843)       (3,023,180)          448,921        (10,254,450)                 (436,128)
Net Income (Loss) per Share         (2.27)            (7.78)             1.16             (26.41)                    (1.13)
Long-Term Debt. . . . .         2,028,125         3,490,625         6,223,900          4,340,150                 5,405,323
Total Assets. . . . . .        34,454,989        37,547,568        47,854,279         46,149,236                41,313,313
Dividends per Share                   .40               .40               .40                .40                       .60
Average Shares Outstanding        389,678           388,675           388,572            388,191                   387,259




<F1> The 1996 data includes non-recurring restructuring and relocation costs totaling $819,900. Refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 2 and 3 to the Consolidated Financial Statements included at Item 8, "Financial Statements and Supplementing Data."

<F2> The 1995 data includes the effects of the sale of filter operations and the subsequent realignment of the organizational structure to a smaller size. Refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the Consolidated Financial Statements included at Item 8, "Financial Statements and Supplementary Data."

<F3> The 1993 data includes the cumulative effect of changes in accounting principles of ($11,208,934) or ($28.87) per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Following the sale of the Company's filter assets and operations in September 1995, as discussed in Note 2 to the Consolidated Financial Statements contained in Item 8 below, the Company was committed to a period of transition both out of filter activities and to an organization targeted to support its remaining product offerings. The transition out of filters was structured under the terms of a formal Transition Agreement with the acquirer of the filter operations. The transition to an efficient and profitable organization in support of the remaining products was less structured though just as important to the long-term success of the Company. Subsequent to the conclusion of the filter transition period, and in response to several months of operating losses in late 1996, management reviewed its operations and structure. Based on that review, the Company's Board of Directors approved hiring an independent consulting firm to assist with the transition into an efficient, post-filter environment. Under their guidance, many issues were reviewed resulting in a reduction of both personnel and non-personnel related future operating expenses. As a result, the Company recognized a fourth quarter restructuring charge of $351,500 as detailed in Note 3. This charge was in addition to the $468,400 of relocation costs reported through June of 1996 as discussed in
Note 2. The combined total of these events is reported in the Consolidated Statements of Operations as "Non-recurring restructuring and relocation costs" of $819,900 for 1996.

          For the year, the Company experienced a net loss of $884,843. The loss was primarily due to three factors, each of which is more fully described below, including (1) low gross profit margins realized in the filter product line through the balance of the transition period,
(2) excessive expenses throughout and following the transition period in anticipation of projected operating needs and (3) the noted relocation and restructuring costs related to the filter sale (relocation) and the excessive operating expenses (restructuring).

          While the Company reported net earnings of $159,000 in the first quarter of 1996, the remaining quarters each resulted in a net loss. The first quarter was impacted by specific export piston ring volume combined with the gain on the termination of an interest rate swap agreement. The second quarter, reflecting a net loss of $270,000, was directly impacted by $387,000 of relocation costs. The third quarter net loss of $54,000 reflects, in part, the excess operating expenses as noted above which led to the restructuring program. The fourth quarter results, with a net loss of $720,000, reflect the full impact of the restructuring costs, combined with the results derived from operating at that "excess expense" level and from adjustments to cost of sales from the year-end inventory valuation.

RESULTS OF OPERATIONS

NET SALES

          The Company's net sales, largely affected by significantly reduced filter sales, declined in the final quarter of 1996 relative to 1995. The fourth quarter net sales of $8,145,754 which included filter related volume of $207,800, were down 24.4% from 1995's fourth quarter sales of $10,769,966, which included filter related sales of $2,804,500. Excluding filter sales, remaining product sales were comparable between the two quarters.

          The net sales decline of 37.7% for the full year of 1996 versus 1995, or $39,408,610 versus $63,228,312, also reflects the filter operations sale as of September 3, 1995. Total 1996 filter related sales were $5,992,800, compared to $28,262,500 for 1995. The remaining product lines posted a net sales decline of approximately 4.4%, or $1,550,000. As disclosed in Note 11 to the Consolidated Financial Statements, the Company's export piston ring volume was down in 1996 from 1995 reflecting lower export sales through its traditional markets and an inventory reduction effort on the part of the Company's primary export representative. During 1996, the Company was also more selective in its commitment to certain export opportunities due to pricing issues. For 1997 and future years, the Company has decided to broaden its export sales base to minimize annual fluctuations of this magnitude. In contrast to the decreased 1996 export activity, the Company attained higher sales within its domestic aftermarket and original equipment markets. These gains were attained through a concerted sales effort following the filter operations sale and through a return to an acceptable customer order fill level gained through increased on-hand inventories following the Company's less than desired performance in this area through much of 1995. While the Company remains cautious as to its potential results in the private brand and export markets, early 1997 results are favorable in both domestic sales levels achieved and in export orders recorded.

          Net sales in 1995 were down $11,343,910, or 15.2%, from 1994.
That sales decline was driven primarily by the reduction of filter sales activity through the last one-third of 1995, combined with the favorable inclusion in 1994 of a portion of the proceeds from the sale of equipment and technology to a foreign competitor.

COST OF SALES AND GROSS PROFIT

          Effective January 1, 1996, various operating expenses have been reclassified into cost of sales to more closely reflect their "operations" relationship. Those expenses include the group health care costs associated with production personnel and distribution costs associated with product handling and shipping. Cost of sales for 1995 and 1994, reported as $44,990,825 and $50,818,049, respectively, in the December 31, 1995 Form 10-K, now reflect this change.

          As reclassified, total cost of sales for 1996 declined by $20,666,684, or 41.4%, from 1995. As a percent of net sales, this cost declined from 79.0% in 1995 to 74.3% in 1996. The primary contributor to the net dollar decline was again the reduced filter volume throughout 1996. The decline in the cost of sales percent, with a corresponding increase in the gross margin, was the result of several factors. Under the terms of the filter Transition Agreement, the filter gross profit margin was minimal for both domestic and Canadian activities. The decline in 1996 of this activity thus resulted in an improved margin. In addition, the increased domestic piston ring aftermarket sales volume provided a higher margin than that realized from export activities, which declined in 1996. Differing support costs for these markets allow for their gross profit margins to differ as well. While improved from 1995 for the full year, the 1996 fourth quarter gross profit margin was reduced by approximately $310,000 related to changes in estimates pertaining to the valuation of inventories. These year-end adjustments relate to the level of absorbed labor in ending inventories, overhead cost adjustments resulting from the fourth quarter being the first period without filter operations, and other year-end adjustments relating to normal obsolescence and quantity adjustments which, in total, amounted to only 1.1% of annual cost of sales.

          As reclassified, total cost of sales for 1995 declined by $5,852,224, or 10.5%, from 1994. As a percent of net sales, however, this cost increased from 74.9% in 1994 to 79.0% in 1995. The net dollar decline is directly related to the reduction of filter sales volume in 1995, while the stronger relative gross profit margin in 1994 resulted from a favorable sales mix with higher distributor volume, a strong gross margin realized on the technology and equipment sale and the absence of any filter transition sales activity, with lower margins, during 1994.

OPERATING EXPENSES

          Total operating expenses, reclassified as discussed above, declined $4,945,609, or 30.9%, from $16,028,407 in 1995 to $11,082,798. As a percent of net sales, however, these costs increased 2.7%, from 25.4% in 1995 to 28.1% in 1996. Exclusive of the non-recurring restructuring and relocation costs discussed below, 1996 operating expenses as a percent of sales were comparable to 1995. Advertising, down $945,661, or 73.0%, reflects lower totals within each of the major items including catalogs, printed materials and rebate, premium and cooperative advertising programs. This entire decline is attributable to the filter operations sale. Selling expenses, down $2,508,440, or 41.1%, likewise reflect the impact of the filter sale as the sales staff was realigned shortly after the transaction in 1995. This category thus reflects reduced staff support costs as well as the elimination of filter related costs such as agents' commissions and inventory conversion and direct promotion programs. General and administrative expenses declined $2,311,408, or 26.8%, in 1996 from 1995. This expense group reflects many of the administrative costs that were reimbursed to the Company through the transition period as described in
Note 2. The overall decline primarily reflects staff reductions subsequent to the filter sale.

          As stated in the introduction to this Item 7, and as further described in Notes 2 and 3 to the Consolidated Financial Statements, 1996 operations absorbed costs related to two significant events as quantified under "Non-recurring relocation and restructuring costs" in the Consolidated Statements of Operations. As stated in last year's Form 10-K report, the Company was obligated to relocate its piston ring packing and shipping operations out of its former Tennessee facility. That project was estimated to cost between $350,000 and $500,000. The actual cost of that move was $468,400. While then consolidated within one facility, initial estimates of the level of administrative personnel and related costs necessary to support those ongoing operations were too high. As further described in Note 3, the Company committed to a major restructuring in late 1996 with a resulting reduction of U.S. and Canadian staff and operations personnel. The restructuring plan also calls for the termination of most Canadian piston ring manufacturing effective April 30, 1997. The Company's Canadian facility will continue to manufacture certain piston ring parts and provide packaging operations for tools and piston rings sets. It will also continue to distribute piston rings throughout Canada, being sourced entirely by U.S. operations. No future impairment loss is anticipated relating to the current Canadian facility should management determine that another, smaller facility is more cost beneficial in carrying out these functions. Numerous other operating expenses were reviewed as well, resulting in an anticipated further operating expense reduction in 1997. Annual pre-tax savings, which are primarily personnel related, are estimated to be $1,100,000 to $1,500,000, once the program is entirely in place. Related costs for 1997 are expected to decline by $1,050,000 to $1,400,000 as the Company continues to phase out certain functions during early 1997. While management has no reason to believe these cost reductions won't be achieved, unplanned events or circumstances could arise in 1997 which could result in reduced benefits.

          Total operating expenses, reclassified as discussed above, declined $1,133,860, or 6.6%, from $17,162,267 in 1994 to $16,028,407 in
1995. The expense categories for 1995 include the results for the full filter operations through September 3 of that year as well as certain incurred costs absorbed subsequent to that date. Advertising costs in 1995 reflect higher product catalog costs associated with a biannual publication. Selling expenses for that year reflect reduced sales staff costs as that group was realigned subsequent to the sale. General and administrative costs did not decline significantly in 1995 as this category includes a major portion of the operating costs that were reimbursed to the Company for the period September 4, 1995 through December 31, 1995 by the acquirer. That reimbursement is included in the net sales results as a part of filter sales.

OTHER EXPENSES (INCOME)

          Other expenses declined $712,746, or 72.9%, from 1995.
Interest expense and interest income reflect, in part, the impact from financing activities related to the filter operations sale. Following the sale, various short-term and long-term debt obligations were liquidated. As incurred interest rates have remained quite stable through the comparative periods, those debt reductions, combined with the normal amortization of the remaining long-term financing vehicles, resulted in the interest expense decline. Certain of the sales proceeds, including the escrowed portion of the sales proceeds, remained invested through 1996 resulting in the realized interest income. The "Other, net" income for 1996 reflects the $204,500 gain realized on the termination of an interest rate swap agreement in early 1996.

          Interest expense decreased somewhat in 1995 from 1994 after being higher through the first nine months of 1995. Financing activities subsequent to the filter sale, as detailed above, resulted in this comparative interest reduction in late 1995 with borrowing costs declining and interest income rising.

TAXES ON INCOME

          The impact of income taxes on the reported results of the Company is detailed in Note 10 to the Consolidated Financial Statements. The 1996 effective tax credit of 28.5% is lower than the statutory rate due primarily to the increase of a valuation allowance for certain unused foreign tax credits and the recognition of an accumulated state income tax obligation. The 1995 effective tax rate of 19.2% was due primarily to the initial establishment of that valuation allowance for unused foreign tax credits and the reversal and adjustment of certain prior temporary differences. The 1994 effective tax rate of 42.3% is higher than the statutory rate due primarily to state income tax requirements and taxes on the Company's Canadian subsidiary's income at a higher statutory rate.

          As of December 31, 1996, the Company recorded net deferred income tax assets of $8,646,500. The major components include net operating loss carryforwards of $1,308,206 and the tax effects of accrued retirement and postretirement benefit obligations totaling $6,456,831. The realization of these recorded benefits is dependent upon the generation of future taxable income.

          The net operating loss carryforwards fully expire in 2010 and 2011, if not previously utilized. Management has prepared projections of taxable income for future years indicating that the cumulative net operating loss is expected to be fully utilized during 1997 and 1998. Management elected to carry the entire operating loss forward to future years rather than carry a portion of it back to prior years because carrying the loss back would result in the loss of certain foreign tax credits. As previously discussed, the 1995 and 1996 operating losses resulted from factors that are not expected to recur. They were largely attributable to the Company's transition out of the filter operations and a delay in fully recognizing the minimal operating structure required to support the ongoing product operations. Management is confident that its recent restructuring will result in a near-term return to profitability.

          The Company further expects to be able to realize the deferred tax assets related to the retirement and postretirement benefit obligations as it pays these benefits. Such payments will constitute an expense which is deductible for tax reporting purposes over many future years. During each of the last ten years, with the exception of 1995 and 1996, the Company has been able to deduct these benefit payments for tax reporting purposes and reduce its current tax liability accordingly. Amounts currently paid and deducted have historically approximated the annual expense recognized for financial reporting purposes. As such, these temporary differences, while large, will reverse slowly over many future years with future carryback and carryforward opportunities.

          Management believes it is more likely than not that adequate levels of future taxable income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations and the remaining net deductible temporary differences. As indicated above, management does not believe that the future realization of all foreign tax credit carryforwards is assured. As such, an appropriate valuation allowance adjustment related to these credits has been recorded at December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary cash requirements continue to be for operating expenses, including labor costs and raw materials, and for funding accounts receivable, capital expenditures and long-term debt service. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. The sale of the Company's filter operations, as described in Note 2 to the Consolidated Financial Statements, had, however, a significant impact upon the 1995 and 1996 cash flow activities. Following the divestiture of the filter operations, and considering the impact of the restructuring required to support the smaller organization, the Company expects to generate sufficient future cash flows from operations and bank borrowings to fund its growth and operating needs.

          During 1996, the Company generated net cash of $1,188,280 from operating activities. The reported net loss and the reductions in accounts payable and accruals were more than offset by the depreciation expense and by the reductions in accounts receivable and inventories. The realized reductions in accounts payable, accounts receivable and inventories are primarily a result of the Company's full transition out of filter operations through 1996. Future operating periods are not expected to have fluctuations of this magnitude within those operating activities. The investing activities for 1996 reflect capital expenditures of $1,343,291. That total should be similar in 1997 as the Company aligns its manufacturing capacities with its anticipated operating needs. As part of that alignment, and as described above and in Note 3 to the Consolidated Financial Statements, the Company has elected to terminate most of the piston ring manufacturing operations at its Canadian subsidiary effective April 30, 1997. That decision should require no incremental capital outlays at the parent's facilities in Hastings, Michigan. Conversely, consolidation of the additional volume may improve operating efficiencies within the Hastings facility. The financing activities for 1996 reflect a reduced reliance upon short-term borrowings throughout most of the year combined with the reduction of long-term debt levels through normally scheduled quarterly payments.

          During 1995, the Company used net cash of $1,667,905 to fund operating activities. The reported net loss, increased inventories related to the remaining product lines and reduced accounts payable more than offset the depreciation and accounts receivable reduction realized for that year. The accounts receivable reduction primarily reflected the collection of filter-related accounts which were not included in the filter operations sale. The inventory increase was in response to customer backorder concerns earlier that year. The accounts payable reduction represented, in part, the net reduction in working capital needs following the filter sale. The net proceeds from that sale are reflected in the investing activities section for 1995. That section also reflects the impact of capital equipment outlays and the balance of funds held in escrow from the filter sale. Those funds, held until September 1998, are intended to secure certain indemnification obligations of the Company relating to the sale. The 1995 financing activities section reflects the net reduction from 1994 in both short-term and long-term debt obligations prior to and following the filter operations sale.

          The Company has endured significant change during the past two-year period. While the filter operations sale, with its related transition period, has now concluded, the success of the future direction of the organization remains to be measured. The noted recent restructuring of the Company's remaining operations is intended to contribute to that success with a near-term return to profitability. In consideration of the full transition out of the filter operations, and in anticipation of a favorable result from the restructuring program, the Company fully anticipates that operations (which will not be subject to current cash outflows for U.S. income taxes due to utilization of the net operating loss carryforwards), will generate adequate cash flow to fund its working capital, capital outlays and dividend needs through 1997.

SAFE HARBOR STATEMENT UNDER THE PRIVATE
  SECURITIES LITIGATION REFORM ACT OF 1995

          With the exception of historical matters, the matters discussed in this commentary include certain predictions and projections that may be considered forward-looking statements under securities laws, including, but not limited to, those statements under the captions "Taxes on Income" and "Liquidity and Capital Resources." These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              Hastings Manufacturing Company and Subsidiaries

                        Consolidated Balance Sheets
=================================================================================================================================
                                                           DECEMBER 31,
                                                      1996             1995
                                                 -------------     --------------
ASSETS

CURRENT ASSETS
     Cash                                        $ 1,457,783       $ 1,909,506
     Accounts receivable, less allowance
      for possible losses of $215,000
      and $225,000 (Note 2)                        4,893,200         6,584,392
     Refundable income taxes                          66,667           226,037
     Inventories (Notes 2 and 4):
      Finished products                            7,134,216         6,544,211
      Work in process                                415,581           769,917
      Raw materials                                1,751,323         2,621,566
     Prepaid expenses and other assets               152,807           131,166
     Future income tax benefits (Note 10)          2,413,877         2,108,578
                                                 -----------       -----------
TOTAL CURRENT ASSETS                              18,285,454        20,895,373
                                                 -----------       -----------
PROPERTY AND EQUIPMENT
     Land and improvements                           660,168           648,266
     Buildings                                     4,312,633         4,045,784
     Machinery and equipment                      17,035,465        16,061,415
                                                 -----------       -----------
                                                  22,008,266        20,755,465
     Less accumulated depreciation                14,071,826        12,902,944
                                                 -----------       -----------
NET PROPERTY AND EQUIPMENT                         7,936,440         7,852,521

INTANGIBLE PENSION ASSET (Note 8)                    941,583         1,222,783

FUTURE INCOME TAX BENEFITS (Note 10)               6,234,623         6,548,202

OTHER ASSETS (Note 2)                              1,056,889         1,028,689
                                                 -----------       -----------
                                                 $34,454,989       $37,547,568
                                                 ===========       ===========

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              Hastings Manufacturing Company and Subsidiaries

                        Consolidated Balance Sheets
=================================================================================================================================
                                                          DECEMBER 31,
                                                      1996             1995
                                                 -------------     --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable to banks (Note 5)             $ 3,000,000       $ 1,500,000
     Accounts payable                              1,479,361         2,487,870
     Accruals:
      Compensation                                   446,422           384,909
      Pension plan contribution (Note 8)             359,441           659,387
      Taxes other than income                        283,347           204,992
      Miscellaneous                                  240,737           459,719
     Current portion of postretirement
      benefit obligation (Note 9)                  1,641,040         1,541,126
     Current maturities of long-term
      debt (Note 6)                                1,462,500         1,560,500
                                                 -----------       -----------
TOTAL CURRENT LIABILITIES                          8,912,848         8,798,503

LONG-TERM DEBT, less current
     maturities (Note 6)                           2,028,125         3,490,625

PENSION AND DEFERRED COMPENSATION
     OBLIGATIONS, less current portion
     (Note 8)                                      3,035,576         4,457,614

POSTRETIREMENT BENEFIT OBLIGATION,
     less current portion (Note 9)                15,545,992        15,575,848
                                                 -----------       -----------
TOTAL LIABILITIES                                 29,522,541        32,322,590
                                                 -----------       -----------
COMMITMENTS AND CONTINGENCIES
     (Notes 6, 8 and 9)

STOCKHOLDERS' EQUITY (Notes 6, 7 and 8)
     Preferred stock, $2 par value,
      authorized and unissued 500,000 shares              --                --
     Common stock, $2 par value, 1,750,000
      shares authorized; 390,138 and
      388,813 shares issued and
      outstanding                                    780,276           777,626
     Additional paid-in capital                      140,206           119,318
     Retained earnings                             5,813,827         6,854,865
                                     -14-

     Cumulative foreign currency
      translation adjustment                        (611,455)         (600,401)
     Pension liability adjustment (Note 8)        (1,190,406)       (1,926,430)
                                                 ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                         4,932,448         5,224,978
                                                 ------------      ------------
                                                 $34,454,989       $37,547,568
                                                 ============      ============

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              Hastings Manufacturing Company and Subsidiaries

                   Consolidated Statements of Operations
=================================================================================================================================
                                                      YEAR ENDED DECEMBER 31,
                                         1996                 1995                  1994
                                     ------------         ------------         -------------
NET SALES                            $39,408,610          $63,228,312          $74,572,222

COST OF SALES                         29,299,141           49,965,825           55,818,049
                                     ------------         ------------         -------------
Gross profit                          10,109,469           13,262,487           18,754,173
                                     ------------         ------------         -------------
OPERATING EXPENSES
     Advertising                         349,660            1,295,321            1,140,347
     Selling                           3,593,143            6,101,583            7,215,649
     General and administrative        6,320,095            8,631,503            8,806,271
     Non-recurring restructuring
      and relocation costs
      (Notes 2 and 3)                    819,900                   --                   --
                                     ------------         ------------         -------------
                                      11,082,798           16,028,407           17,162,267
                                     ------------         ------------         -------------
Operating income (loss)                 (973,329)          (2,765,920)           1,591,906
                                     ------------         ------------         -------------
OTHER EXPENSES (INCOME)
     Interest expense                    570,397              892,891              933,810
     Interest income                    (145,853)            (121,091)             (12,070)
     Loss on sale of filter
      operations (Note 2)                     --               67,254                   --
     Other, net                         (160,030)             138,206             (107,755)
                                     ------------         ------------         -------------
                                         264,514              977,260              813,985
                                     ------------         ------------         -------------
Income (loss) before income tax
     expense (benefit)                (1,237,843)          (3,743,180)             777,921
INCOME TAX EXPENSE (BENEFIT)
     (Note 10)                          (353,000)            (720,000)             329,000
                                     ------------         ------------         -------------
NET INCOME (LOSS)                    $  (884,843)         $(3,023,180)         $   448,921
                                     ============         ============         =============
NET INCOME (LOSS) PER SHARE
     OF COMMON STOCK                 $     (2.27)         $     (7.78)         $      1.16
                                     ============         ============         =============

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             Hastings Manufacturing Company and Subsidiaries

             Consolidated Statements of Stockholders' Equity
=================================================================================================================================
                                                                           CUMULATIVE
                                                                             FOREIGN
                                              ADDITIONAL                     CURRENCY         PENSION
                                  COMMON       PAID-IN       RETAINED      TRANSLATION        LIABILITY
                                   STOCK       CAPITAL       EARNINGS      ADJUSTMENT        ADJUSTMENT
                                 ---------    --------     -----------     ----------       ------------
BALANCE, January 1, 1994          $776,766    $145,680     $ 9,740,030     $(479,580)       $(2,309,795)

Net income                              --          --         448,921            --                 --

Shares issued under restricted
  stock plan, net of shares
  forfeited                            570       1,704              --            --                 --

Cash dividends
  ($.40 per share)                      --          --        (155,439)           --                 --

Foreign currency translation
  adjustment                            --          --              --      (236,727)                --

Pension liability adjustment
  (Note 8)                              --          --              --            --            368,021
                                 ---------    --------     -----------     ----------       ------------
BALANCE, December 31, 1994         777,336     147,384      10,033,512      (716,307)        (1,941,774)

Net loss                                --          --      (3,023,180)           --                 --

Shares issued under restricted
  stock plan, net of shares
  forfeited                            290     (28,066)             --            --                 --

Cash dividends
  ($.40 per share)                      --          --        (155,467)           --                 --

Foreign currency translation
  adjustment                            --          --              --       115,906                 --

Pension liability adjustment
  (Note 8)                              --          --              --            --             15,344
                                 ---------    --------     -----------     ----------       ------------
BALANCE, December 31, 1995         777,626     119,318       6,854,865      (600,401)        (1,926,430)

Net loss                                --          --        (884,843)           --                 --

Shares issued under restricted
  stock plan, net of shares
  forfeited                          2,650      20,888              --            --                 --

Cash dividends
  ($.40 per share)                      --          --        (156,195)           --                 --

Foreign currency translation
  adjustment                            --          --              --       (11,054)                --

Pension liability adjustment
  (Note 8)                              --          --              --            --            736,024
                                 ---------    --------     -----------     ----------       ------------
BALANCE, December 31, 1996        $780,276    $140,206     $ 5,813,827     $(611,455)       $(1,190,406)
                                 =========    ========     ===========     ==========       ============

                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

           Hastings Manufacturing Company and Subsidiaries

                Consolidated Statements of Cash Flows
==================================================================================================================================
                                                        YEAR ENDED DECEMBER 31,
                                              1996              1995                1994
                                          ------------       ------------      ------------
OPERATING ACTIVITIES
     Net income (loss)                    $  (884,843)       $(3,023,180)      $   448,921
     Adjustments to reconcile net
      income (loss) to net cash
      from (for) operating activities:
      Depreciation                          1,255,252          1,635,753         1,871,825
      Loss on sale of filter
        operations (Note 2)                        --             67,254                --
      Gain on sale of property
        and equipment                              --               (900)         (201,167)
      Deferred income taxes                  (370,000)          (680,000)           89,000
      Change in postretirement
        benefit obligation                     70,058            151,364            (1,952)
      Changes in operating assets and
        liabilities, net of effects
        from 1995 sale of filter
        operations:
        Accounts receivable                 1,764,615          4,673,975          (659,027)
        Refundable income taxes               159,290             99,222            58,599
        Inventories                           709,006         (2,498,226)         (233,828)
        Prepaid expenses and other
          current assets                      (21,651)           (55,291)           34,972
        Other assets                          (97,240)           (96,636)           95,143
        Accounts payable and
          accruals                         (1,396,207)        (1,941,240)          (49,241)
                                          ------------       ------------      ------------
Net cash from (for)
     operating activities                   1,188,280         (1,667,905)        1,453,245
                                          ------------       ------------      ------------












INVESTING ACTIVITIES
     Capital expenditures                  (1,343,291)        (2,053,626)       (3,530,848)
     Proceeds from sale of filter
      operations, net of related
      expenses paid (Note 2)                       --         13,291,695                --
     Investment of proceeds from
      filter sale escrow                           --           (870,549)               --
     Proceeds from sale of property
      and equipment                                --                900           256,774
                                          ------------       ------------      ------------
Net cash from (for)
     investing activities                  (1,343,291)        10,368,420        (3,274,074)
                                          ------------       ------------      ------------

           Hastings Manufacturing Company and Subsidiaries

                Consolidated Statements of Cash Flows
==================================================================================================================================
                                                       YEAR ENDED DECEMBER 31,
                                           1996                   1995                     1994
                                      ------------            -------------            -------------
FINANCING ACTIVITIES
     Proceeds from issuance
      of notes payable
      to banks                        $ 9,900,000             $ 23,893,920             $ 18,773,140
     Principal payments on
      notes payable to banks           (8,400,000)             (28,066,710)             (15,500,000)
     Principal payments on
      long-term debt                   (1,560,500)              (2,951,575)              (1,402,650)
     Dividends paid                      (156,195)                (155,467)                (155,439)
                                      ------------            -------------            -------------
Net cash from (for)
     financing activities                (216,695)              (7,279,832)               1,715,051
                                      ------------            -------------            -------------
EFFECT OF EXCHANGE RATE
     CHANGES ON CASH                      (80,017)                   3,789                   (6,744)
                                      ------------            -------------            -------------
NET INCREASE (DECREASE) IN CASH          (451,723)               1,424,472                 (112,522)

CASH, beginning of year                 1,909,506                  485,034                  597,556
                                      ------------            -------------            -------------
CASH, end of year                     $ 1,457,783             $  1,909,506             $    485,034
                                      ============            =============            =============
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the year for:
      Income taxes, net of
        refunds                       $  (172,890)            $   (129,686)            $    169,619
      Interest                            432,208                  943,205                  924,093
                                      ============            =============            =============

                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

           Hastings Manufacturing Company and Subsidiaries

              Notes to Consolidated Financial Statements
================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Hastings Manufacturing Company and subsidiaries (Company) is primarily a manufacturer of automotive and light duty truck piston rings and, through September 3, 1995, oil and air filters. To a lesser extent, it produces and/or sells oil additives and hand tools. Prior to September 3, 1995, manufacturing operations were located in Hastings, Michigan; Knoxville, Tennessee; Yankton, South Dakota; and Barrie, Ontario, Canada. As discussed in Note 2, effective September 3, 1995, the Company sold its filter product line assets including its Yankton and Knoxville plant facilities. In conjunction with the sale, the Company relocated its piston ring packaging operations from its Knoxville, Tennessee facility to its Hastings, Michigan facility in 1996.

The Company distributes its products primarily through numerous auto parts jobbers and warehouse distributors for sale primarily in the automotive replacement market throughout the U.S. and Canada. International sales have historically been distributed primarily through one U.S. customer. Beginning in early 1997, the Company began distributing the majority of its export volume on a direct country basis. The Company performs ongoing credit evaluations of its customers and provides reserves for potential credit losses.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the parent company and its subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           Hastings Manufacturing Company and Subsidiaries

              Notes to Consolidated Financial Statements
================================================================================

REVENUE RECOGNITION

The Company recognizes revenue when its products are shipped to its customers.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's financial instruments, comprised of cash, short-term receivables and payables, notes payable to banks (variable interest rate) and long-term debt (variable interest rate) approximates their carrying values. The fair value of the Company's interest rate collar agreement, as disclosed in Note 6, is not material.

INVENTORIES

Inventories are stated at cost, not in excess of market. The Company uses the last-in, first-out (LIFO) method of determining costs for U.S. raw material inventories. Remaining inventories are valued using the first-in, first-out (FIFO) method.

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

The Company also sponsors defined contribution retirement savings plans for its employees and has entered into a deferred compensation agreement with a former officer as described in Note 8.

           Hastings Manufacturing Company and Subsidiaries

              Notes to Consolidated Financial Statements
================================================================================

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

As disclosed in Note 10, the Company has recorded deferred tax assets reflecting the benefit of net operating loss carryforwards expiring in 2010 and 2011, foreign tax credit carryforwards expiring through 2001, accrued retirement and postretirement obligations estimated to be payable in varying amounts over the next 25 to 30 years and other net deductible temporary differences. Realization of the recorded income tax benefits is dependent on generating sufficient taxable income and foreign source income prior to expiration of the loss carryforward and foreign tax credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets, less an estimated valuation allowance related to foreign tax credits which will likely expire before realized, will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income and foreign source income during the carryforward periods are reduced.

No provision for income taxes has been made on the accumulated undistributed earnings of approximately $3,810,000 of the Canadian subsidiary. These earnings are intended to be permanently reinvested in facilities and other assets and have borne income taxes that would offset, in major part, any tax liability resulting from their distribution.
                      -24-

           Hastings Manufacturing Company and Subsidiaries

              Notes to Consolidated Financial Statements
================================================================================

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each year; 389,678 for 1996, 388,675 for 1995, and 388,572 for 1994.

INTEREST RATE AGREEMENTS

The Company enters into interest rate swap and collar agreements to reduce the impact of changes in interest rates on its floating rate borrowings. Interest rate swap agreements are contracts to exchange floating rate for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. Interest rate collar agreements limit the Company's interest rates on floating rate borrowings to a range within a minimum (floor) and a maximum (cap) interest rate. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate agreements is recognized as an adjustment to interest expense. The initial cost of interest rate collar agreements is recorded in "Other assets" in the consolidated balance sheet and is amortized over the life of the agreement.

The counterparty to the Company's interest rate agreements is a commercial bank with which the Company has other financial relationships. While the Company is exposed to credit loss in the event of nonperformance by the counterparty, the Company does not anticipate nonperformance by the other party, and no material loss would be expected from such non-performance.

The Company does not enter into interest rate agreements, or other derivative financial instruments, for trading purposes. However, at December 31, 1995, the notional amount of the interest rate swap agreement exceeded the outstanding balance of the associated long-term debt due to the partial reduction of debt with the filter operation sale proceeds. The effects of the non-hedged portion of the interest rate swap agreement was immaterial to the consolidated financial statements. As discussed in Note 6, in March 1996, the Company terminated the interest rate swap agreement and concurrently entered into an interest rate collar agreement.

           Hastings Manufacturing Company and Subsidiaries

              Notes to Consolidated Financial Statements
================================================================================

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

RECLASSIFICATIONS

During 1996, the Company reclassified its group health care costs related to production employees (formerly included in general and administrative expenses) and its distribution costs (formerly included in selling expenses) to cost of sales. Related amounts for 1995 ($2,491,000 of general and administrative expenses and $2,472,000 of selling expenses) and 1994 ($3,050,000 of general administrative expenses and $1,925,000 of selling expenses) were reclassified to cost of sales to conform with the 1996 presentation.

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

The sale did not include filter-related accounts receivable of approximately $5,725,000, which were retained for collection by the Company. Certain filter and filter component parts inventory, located at the Company's Hastings, Michigan plant, was not included in the sale as the Company, as discussed below, continued to supply CLARCOR with component parts through a transition period, which was completed during the third quarter of 1996. CLARCOR did not assume any liabilities of the Company relating to the filter operations being sold. Remaining balances of these liabilities, which were immaterial,

           Hastings Manufacturing Company and Subsidiaries

              Notes to Consolidated Financial Statements
================================================================================

were included in accounts payable and accruals at December 31, 1995. Filter-related assets amounted to approximately $2,223,000 at December 31, 1995, comprised of $765,000 of accounts receivable and $1,458,000 of inventory. No related amounts remained at December 31, 1996.

Of the total $720,400 employee severance benefits accrued and expensed relating to the sale, $146,900 and $257,502 were paid during 1995 and 1996, respectively, with the $315,998 balance to be paid in monthly payments through 2005. Approximately 15 salary and 40 hourly employees were involved in the severance program. Remaining former Company employees were hired by CLARCOR.

At December 31, 1996 and 1995, "Other assets" included cash of
$913,200 and $870,600, respectively, held in escrow until September 1998, to secure certain indemnification obligations of the Company relating to the sale.

The Company and CLARCOR also entered into a Transition Agreement, dated September 3, 1995. The Transition Agreement provided for the Company's manufacture and supply to CLARCOR of certain filters and filter component parts until certain manufacturing equipment, located at the Company's Hastings, Michigan plant, could be moved and set up at CLARCOR's plant facilities. It also provided for the reimbursement of certain administrative costs directly related to the manufacture and supply of filters and filter components to CLARCOR. Expense reimbursement included in net sales, amounted to $736,000 and $1,153,000 in 1996 and 1995, respectively.

Sales of filters and filter component parts for the period from September 4, 1995 through December 31, 1995, amounted to $2,008,500, exclusive of the above expense reimbursement.

The Transition Agreement also included certain provisions for the continued distribution (not manufacture) of filter products through the Company's Canadian subsidiary, at the discretion of CLARCOR. Related distribution revenue, included in net sales, amounted to $1,123,000 and $421,700 in 1996 and 1995, respectively. In early
November 1996, the Company received notification from CLARCOR that this arrangement would terminate on December 31, 1996.

           Hastings Manufacturing Company and Subsidiaries

              Notes to Consolidated Financial Statements
================================================================================
Total sales and estimated operating profit (loss) amounts for filter operations were approximately as follows:

                                                        YEAR ENDED DECEMBER 31,
                                          1996                 1995                     1994
                                     -----------           -------------           -------------
          Sales                      $ 5,992,800           $ 28,262,500            $ 40,370,000
                                     ===========           =============           =============
          Estimated operating
            profit (loss)            $   525,000           $ (2,786,000)             (1,320,000)
                                     ===========           =============           =============

A significant portion of the Company's filter manufacturing and distribution operations have historically been combined with its piston ring and other operations. While records of sales and cost of sales amounts were maintained by operation, the Company did not maintain separate records of operating expenses. The above estimated operating profit (loss) amounts reflect those operating expenses which the Company estimated would not recur as a result of the sale. The 1996 estimated operating profit of $525,000 includes $625,000 of reduced filter cost of sales resulting from liquidation of LIFO inventories caused by the elimination of all remaining filter inventory.

In 1996, during the course of the transition period, the Company relocated its piston ring packaging operations from Knoxville, Tennessee to Hastings, Michigan. The relocation and associated training costs are non-recurring in nature. While these costs are directly related to the 1995 sale and the subsequent restructuring of the Company's remaining operations, they were expensed as incurred during 1996 as required by recently issued accounting standards.
These costs, all of which were incurred during the first and second quarters, totaled approximately $468,400 and are included in "Non-recurring restructuring and relocation costs" in the accompanying 1996 consolidated statements of operations.

NOTE 3 - RESTRUCTURING COSTS

In December 1996, management and the Board of Directors approved a restructuring plan designed to significantly reduce operating costs and provide for a more streamlined and efficient operating structure concentrating on piston ring manufacturing. Operating results for 1996, exclusive of non-recurring restructuring and relocation costs discussed here and in Note 2, were adversely affected by two major
                      -28-

           Hastings Manufacturing Company and Subsidiaries

              Notes to Consolidated Financial Statements
================================================================================

factors. First, fulfilling the Company's production and administrative responsibilities under the filter Transition Agreement, discussed in Note 2, proved more costly than anticipated. Second, with the assistance of an outside corporate consulting firm, management determined that staffing remained at too high of a level throughout the remainder of 1996 based on actual and anticipated revenues. These factors, in addition to the CLARCOR notification discussed in Note 2, precipitated the restructuring plan.

In addition to reducing staffing levels at both the U.S. and Canadian manufacturing facilities, the restructuring plan calls for the termination of most Canadian piston ring manufacturing effective April 30, 1997. The Canadian subsidiary will continue to distribute piston rings throughout Canada, being sourced entirely by U.S. operations. This facility will also continue to manufacture certain piston ring parts and provide packaging operations for tools and piston ring sets. No future impairment loss is anticipated relating to the current Canadian facilities should management determine that another, smaller facility is more cost beneficial in carrying out these functions.

Total restructuring costs, all recognized in the fourth quarter, amounted to $351,500 and are included in "Non-recurring restructuring and relocation costs" in the accompanying 1996 consolidated statement of operations. Of the total, $247,000 and $104,500 related to employee severance benefits and consulting fees, respectively. Employee severance benefits paid through December 31, 1996 amounted to $25,800. Twenty-one salary and eight hourly employees were involved in the severance program.

NOTE 4 - INVENTORIES

Inventories valued using the LIFO method were $2,744,000 and $3,855,000 at December 31, 1996 and 1995, respectively.

If the FIFO method of inventory valuation had been used by the Company, inventories would have been $1,380,000 and $2,134,000 higher than reported at December 31, 1996 and 1995, respectively.

Reduction of inventory quantities in 1996, 1995 and 1994 resulted in a liquidation of LIFO inventories carried at lower costs prevailing in prior years as compared to current years' purchases. The effect of these reductions increased net income (or reduced the net loss) by

           Hastings Manufacturing Company and Subsidiaries

              Notes to Consolidated Financial Statements
================================================================================

$447,300, $829,200 and $214,400 ($1.15, $2.13, and $.55 per share) for
1996, 1995 and 1994, respectively. Of the $829,200 amount for 1995, $689,200 resulted from the filter operations sale discussed in Note 2 and was included in determining the loss on sale. Of the $447,300 amount for 1996, $412,500 resulted from the elimination of all remaining filter inventory during 1996.

Fourth quarter 1996 gross profit was reduced by approximately $310,000 related to changes in estimates pertaining to the valuation of inventories. These year-end adjustments relate to the level of absorbed labor in ending inventories, overhead cost adjustments resulting from the fourth quarter being the first period without filter operations, and other year-end adjustments relating to normal obsolescence and quantity adjustments which were not significant relative to annual cost of sales.

NOTE 5 - SHORT-TERM BORROWINGS

The Company maintains unsecured lines of credit with various banks aggregating $5,000,000 and $6,500,000 at December 31, 1996 and 1995,
respectively, with interest at negotiated rates based upon prime or LIBOR. Available borrowings under the lines of credit amounted to $2,000,000 and $5,000,000 at December 31, 1996 and 1995, respectively.
The weighted average interest rate on short-term borrowings outstanding at December 31, 1996 and 1995, was 8.25% and 8.0%, respectively.

           Hastings Manufacturing Company and Subsidiaries

              Notes to Consolidated Financial Statements
================================================================================

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of:

                                                      DECEMBER 31,
                                               1996                 1995
                                          -----------           -----------
     <Fa> Term loan, unsecured            $ 2,000,000           $ 2,800,000
     <Fb> Term loan, unsecured              1,490,625             2,153,125
     Other                                         --                98,000
                                          -----------           -----------
                                            3,490,625             5,051,125
     Less current maturities                1,462,500             1,560,500
                                          -----------           -----------
     Long-term debt,
          less current maturities         $ 2,028,125           $ 3,490,625
                                          ===========           ===========

     <Fa> The loan calls for quarterly payments of $200,000 plus interest based on LIBOR (effectively 7.25% at December 31,
          1996) through May 1999.

     <Fb> The loan calls for quarterly payments of $165,625 plus interest based on LIBOR (effectively 7.375% at December 31,
          1996) through January 1999.

The term loan agreements referred to above require the Company to maintain working capital of at least $11,000,000 and maintain tangible net worth, as defined, of at least $6,291,066. In addition, cumulative cash dividends declared and paid since January 1, 1995, may not exceed the sum of $2,500,000 and 50% of the cumulative net income after January 1, 1996. Unrestricted retained earnings amounted to $1,745,916 at December 31, 1996. The Company has obtained a waiver from the bank for its noncompliance with certain restrictions.

           Hastings Manufacturing Company and Subsidiaries

              Notes to Consolidated Financial Statements
================================================================================

The aggregate maturities of long-term debt are as follows:

          YEAR ENDING DECEMBER 31,
          1997                    $ 1,462,500
          1998                      1,462,500
          1999                        565,625

At December 31, 1995, the Company had an interest rate swap agreement outstanding with a notional amount of $6.7 million. The swap agreement effectively limited the Company's interest rate exposure to a fixed rate of 6.92% on its floating rate borrowings. The estimated unrecorded fair value of the interest rate swap agreement, representing the amount the bank would have paid the Company to terminate the agreement, amounted to $96,000 at December 31, 1995. In March 1996, the Company terminated the interest rate swap agreement, receiving $204,500 from the bank as a result of favorable interest rates. This amount is included in "Other, net" in the accompanying 1996 consolidated statement of operations.

At the same time, in order to continue to limit its interest rate exposure, the Company entered into an interest rate collar agreement with a current notional amount of $3 million. This agreement provides for a cap rate on floating rate borrowings of 8.25% and a related floor of 6.75%. At December 31, 1996, the estimated fair value of the interest rate collar agreement amounted to $10,100.

NOTE 7 - STOCKHOLDERS' EQUITY

STOCKHOLDERS' RIGHTS PLAN

On February 13, 1996, the Company's Board of Directors authorized the adoption of a Series A Preferred Stock Purchase Rights Plan (Plan). Under the Plan, a dividend distribution of one Series A Preferred Stock Purchase Right (Right) was made for each outstanding share of common stock, payable to shareholders of record on March 8, 1996. The Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Company in a manner that does not offer a fair price to all shareholders. In addition, it is intended to help protect and preserve ownership of the Company's principal tradenames and trademarks.

           Hastings Manufacturing Company and Subsidiaries

              Notes to Consolidated Financial Statements
================================================================================

The Company's newly designated Series A Preferred Stock consists of 500,000 shares authorized, at $2 par value, none of which are issued. Shares of preferred stock are reserved at a level sufficient to permit the exercise in full of all the outstanding Rights.

Each Right entitles shareholders to purchase one one-hundredth of a share of preferred stock from the Company at a price of $100 per share, subject to adjustment. The Right will become exercisable only if a person or group (Acquiring Person) acquires 15% or more of the Company's common stock or announces a tender offer that would result in ownership of 30% or more of the common stock. A person beneficially owning 15% or more of the outstanding shares of common stock on February 13, 1996, or any affiliates or associates thereof, do not constitute an Acquiring Person under the Plan.

If the Company is acquired in a merger or other business combination transaction or if 50% or more if its assets or earning power are sold, each Right will entitle the Right holder to receive, upon exercise, the number of the shares of common stock of the acquiring company which at the time of the transaction would have a market value of two times the exercise price of the Right. Alternatively, if an Acquiring Person (1) acquires the Company in a transaction in which the Company and its common stock survive, (2) engages in certain self-dealing transactions or (3) becomes the owner of more than 30% of the outstanding shares of common stock, remaining Right holders will have the right to receive additional shares of the Company's common stock having a market value of two times the exercise price of the Right. Under terms specified in the Plan, the Company has the right to redeem the Rights at one cent per Right.

RESTRICTED STOCK PLAN

The Company has established a restricted stock plan under which certain officers and key employees may be awarded shares of restricted stock as deferred compensation. Shares awarded pursuant to the plan are restricted as to sale and transfer for periods of up to five years. The stock awards vest 20% per year over the five-year period if predetermined corporate performance goals are met. If goals are not met, the current year's vesting amount is forfeited. If there is a change in control of the Company, the shares will vest immediately. The recipient of the award has all the rights of a shareholder, provided that all performance goals are met. During 1996, 1995 and 1994, the Company awarded 2,800, 1,600 and 1,425 shares, respectively, of its common stock valued at $71,400, $35,600, and $45,065,

           Hastings Manufacturing Company and Subsidiaries

              Notes to Consolidated Financial Statements
================================================================================

respectively, as deferred compensation which is ratably charged to expense from the date of award to the end of the deferral period. Shares valued at $47,862 (1,475 shares), $63,376 (1,455 shares) and $42,791 (1,140 shares) were forfeited during 1996, 1995 and 1994, respectively.

NOTE 8 - PENSION AND RETIREMENT SAVINGS

The components of pension expense and the actuarial assumptions used to determine this cost for the defined benefit pension plans are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                               1996             1995               1994
                                          ------------     ------------       -----------
      Service cost for benefits
        earned during the year            $    23,316      $    23,321        $   23,328
      Interest cost on projected
        benefit obligation                  1,177,904        1,220,336         1,156,354
      Actual return on plan assets         (1,134,411)      (1,335,309)         (455,781)
      Net amortization and deferral           569,634          649,936          (138,041)
                                          ------------     ------------       -----------
      Pension expense                     $   636,443      $   558,284        $  585,860
                                          ============     ============       ===========
      Discount rate                              7.50%            7.25%             8.25%
      Expected rate of return on
        assets                                   8.00%            8.00%             8.00%
      Range of expected rates of
        increase in compensation
        levels, subject to maximum
        amounts per participant                0-5.50%          0-5.50%           0-5.50%
                                          ============     ============       ===========

           Hastings Manufacturing Company and Subsidiaries

              Notes to Consolidated Financial Statements
================================================================================

The funded status of the defined benefit pension plans and amounts included in the consolidated balance sheets are as follows:

                                                               DECEMBER 31,
                                                      1996                       1995
                                                ------------                -------------
          Actuarial present value of
           accumulated benefit obligation:
           Vested benefit obligation            $(15,178,212)               $ 15,683,431)
           Nonvested benefit obligation           (1,182,889)                 (1,200,726)
                                                -------------               -------------
          Accumulated benefit obligation        $(16,361,101)               $ 16,884,157)
                                                =============               =============
          Projected benefit obligation          $(16,361,101)               $(16,902,042)
          Plan assets, at fair value              12,729,054                  12,083,154
                                                -------------               -------------
          Projected benefit obligation
           in excess of plan assets               (3,632,047)                 (4,818,888)
          Unrecognized net transition
           obligation                              1,018,986                   1,222,783
          Unrecognized net loss                    2,253,620                   2,936,718
                                                -------------               -------------
          Accrued pension cost                  $   (359,441)               $   (659,387)
                                                =============               =============

The excess of the accumulated benefit obligation over plan assets is reflected in the consolidated balance sheets. This amount, less the accrued pension plan contribution recorded in current liabilities, is reflected in the accompanying consolidated balance sheets as an additional noncurrent pension liability, a noncurrent intangible asset, a noncurrent future income tax benefit, and a charge to stockholders' equity (net of tax), representing the excess of the additional noncurrent pension liability over the unrecognized net transition liability.

The decrease from December 31, 1995 to December 31, 1996, in the noncurrent pension liability was primarily due to a change in the discount rate used to determine the accumulated benefit obligation.

           Hastings Manufacturing Company and Subsidiaries

              Notes to Consolidated Financial Statements
================================================================================

The Company's foreign subsidiary maintains a defined contribution retirement savings plan. Due to overfunding of the plan, there were no contributions in 1996, 1995 and 1994.

The Company has two defined contribution retirement savings plans, covering substantially all domestic employees, which are funded solely through contributions based on formulas as defined in the plan agreements. The assets are held in trust for the sole benefit of the employees. Contribution expense was $656,000, $857,000 and $861,000, for 1996, 1995 and 1994,
respectively, relating to these plans.

As part of the sale of its filter operations, as described in Note 2, the Company entered into a deferred compensation agreement with a former officer of the Company. The deferred compensation benefits are to be paid over a period of ten years, commencing in November 1995. Deferred compensation expense, representing the present value of future payments, amounted to $343,450 in 1995 and is included as a cost of the filter operations sale.
At December 31, 1996 and 1995, respectively, the deferred compensation liability amounted to $315,998 and $339,683, of which $25,651 and $23,685 was due within one year.

NOTE 9 - POSTRETIREMENT BENEFIT PLANS

The Company provides certain health care, dental, prescription drug and life insurance benefits for eligible retired employees under various plans. The plans are unfunded.

Net periodic postretirement benefit cost included the following components:

                                                   YEAR ENDED DECEMBER 31,
                                            1996            1995              1994
                                       ----------       ----------        ----------
        Service cost for benefits
           earned during the year      $  216,106       $  209,214           184,197
        Interest cost on projected
           benefit obligation           1,350,383        1,440,280        $1,229,734
        Net amortization and
           deferral                        49,072               --                --
                                       ----------       ----------        ----------
        Net periodic postretirement
           benefit cost                $1,615,561       $1,649,494        $1,413,931
                                       ==========       ==========        ==========

                      -36-

           Hastings Manufacturing Company and Subsidiaries

              Notes to Consolidated Financial Statements
================================================================================

The following table sets forth the accrued postretirement benefit cost:

                                                              DECEMBER 31,
                                                        1996                 1995
                                                  ------------          ------------
        Accumulated postretirement
           benefit obligation:
           Retirees                               $ 9,997,231           $ 9,875,799
           Fully eligible participants              3,412,908             3,210,463
           Other active participants                5,391,624             6,350,841
                                                  ------------          ------------
        Unfunded accumulated postretirement
           benefit obligation                      18,801,763            19,437,103
        Unrecognized net gain (loss)               (1,614,731)           (2,320,129)
                                                  ------------          ------------
        Accrued postretirement benefit cost        17,187,032            17,116,974
        Less current portion                        1,641,040             1,541,126
                                                  ------------          ------------
        Long-term portion                         $15,545,992           $15,575,848
                                                  ============          ============

The decrease from December 31, 1995 to December 31, 1996, in the unfunded accumulated postretirement benefit obligation was primarily due to a change in the discount rate used in its determination.

For two of the three active and retired employee groups covered by the Company's postretirement benefit plans, the medical inflation rate is assumed to be 6.34% per year. In addition, for prescription drug costs, the annual inflation rate is assumed to decline over the next 10 years from a present 8.53% to 5.50%. For the remainder of the active and retired employees, principally salaried personnel, the cost of benefits does not assume any inflation because, effective in 1993, the Company fixed the dollar amount of its contribution per active and retired employee. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.50% and 7.25% at December 31, 1996 and 1995, respectively.

Increasing each of the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation by approximately $276,700 as of December 31, 1996, and would increase the annual aggregate service and interest cost by approximately $33,300.
                      -37-

           Hastings Manufacturing Company and Subsidiaries

              Notes to Consolidated Financial Statements
================================================================================

NOTE 10 - INCOME TAXES

The components of income (loss) before income taxes are as follows:

                                               YEAR ENDED DECEMBER 31,
                                        1996             1995               1994
                                   ------------       ------------       --------
      Domestic                     $(1,087,158)       $(3,352,216)       $670,926
      Foreign                         (150,685)          (390,964)        106,995
                                   ------------       ------------       --------
                                   $(1,237,843)       $(3,743,180)       $777,921
                                   ============       ============       ========

Income tax expense (benefit) is made up of the following components:

      YEAR ENDED DECEMBER 31, 1996                             DEFERRED-
                                                               VALUATION
                                                               ALLOWANCE
                             CURRENT          DEFERRED          CHANGE            TOTAL
                           ----------        ----------        --------        ----------
      Domestic             $  54,000         $(399,000)        $ 40,000        $(305,000)
      Foreign                (37,000)          (11,000)               -          (48,000)
                           ----------        ----------        --------        ----------
                           $  17,000         $(410,000)        $ 40,000        $(353,000)
                           ==========        ==========        ========        ==========

      YEAR ENDED DECEMBER 31, 1995
      Domestic             $ 103,000         $(935,000)        $205,000        $(627,000)
      Foreign               (143,000)           50,000                -          (93,000)
                           ----------        ----------        --------        ----------
                           $ (40,000)        $(885,000)        $205,000        $(720,000)
                           ==========        ==========        ========        ==========

      YEAR ENDED DECEMBER 31, 1994
      Domestic             $ 183,000         $ 101,000         $      -        $ 284,000
      Foreign                 57,000           (12,000)               -           45,000
                           ----------        ----------        --------        ----------
                           $ 240,000         $  89,000         $      -        $ 329,000
                           ==========        ==========        ========        ==========

           Hastings Manufacturing Company and Subsidiaries

              Notes to Consolidated Financial Statements
================================================================================

The tax effects of temporary differences that give rise to the net future income tax benefit are as follows:

                                                            DECEMBER 31,
                                                      1996                  1995
                                                   -----------           -----------
Deferred income tax assets:
     Retirement and postretirement
      benefit obligations                          $6,456,831            $6,812,174
     Current asset valuation
      allowances                                      793,936               789,202
     Net operating loss carryforwards               1,308,206             1,063,699
     Foreign tax credit carryforwards                 283,723               284,918
     Deferred compensation                            107,439               107,439
     Other                                            472,369               331,694
                                                   -----------           -----------
Gross deferred income tax assets                    9,422,504             9,389,126
Valuation allowance - foreign tax
     credits (noncurrent)                            (243,723)             (204,918)
                                                   -----------           -----------
Total deferred income tax assets                    9,178,781             9,184,208
                                                   -----------           -----------
Deferred income tax liabilities:
     Accumulated depreciation                        (335,344)             (320,187)
     Other                                           (194,937)             (207,241)
                                                   -----------           -----------
Total deferred income tax liabilities                (530,281)             (527,428)
                                                   -----------           -----------
Net deferred income tax assets                      8,648,500             8,656,780
Less current portion                                2,413,877             2,108,578
                                                   -----------           -----------
Noncurrent portion                                 $6,234,623            $6,548,202
                                                   ===========           ===========

           Hastings Manufacturing Company and Subsidiaries

              Notes to Consolidated Financial Statements
================================================================================

The Company's net operating loss carryforwards for federal income tax purposes amounted to $1,308,206 at December 31, 1996, of which $1,018,812 expires in 2010 and $289,394 in 2011, if not previously utilized. Foreign tax credits, amounting to $40,000 at December 31, 1996, net of valuation allowance, expire through 2001, if not previously utilized.

Income taxes differed from the amount computed by applying the federal statutory rate of 34% to income before income taxes provisions
(benefit) as follows:

                                                    YEAR ENDED DECEMBER 31,
                                           1996             1995           1994
                                       ----------      ------------      --------
Computed "expected" tax
      (benefit)                        $(421,000)      $(1,273,000)      $264,000
Increase (decrease) in
      tax resulting from:
      Valuation allowance change
        due to foreign tax credits        40,000           205,000              -
      Adjustment of prior
        temporary differences                  -           209,000              -
      State income taxes, net of
        federal income tax
        benefit                           36,000                 -         62,000
      Other                               (8,000)          139,000          3,000
                                       ----------      ------------      --------
                                       $(353,000)      $  (720,000)      $329,000
                                       ==========      ============      ========

NOTE 11 - GEOGRAPHIC SEGMENTS AND EXPORT SALES

Sales, operating profit (loss) and identifiable assets by geographic area are as follows:


           Hastings Manufacturing Company and Subsidiaries

              Notes to Consolidated Financial Statements
================================================================================
                                                              YEAR ENDED DECEMBER 31,
                                            1996                    1995                     1994
                                       ------------             ------------             ------------
NET SALES
      United States                    $35,726,283              $59,436,864              $70,155,090
      Canada                             5,004,885                5,820,802                6,764,019
      Eliminations                      (1,322,558)              (2,029,354)              (2,346,887)
                                       ------------             ------------             ------------
Total net sales                        $39,408,610              $63,228,312              $74,572,222
                                       ============             ============             ============
OPERATING PROFIT (LOSS)
      United States                    $  (969,940)             $(2,528,334)             $ 1,319,212
      Canada                              (148,926)                (390,347)                  98,167
      Eliminations                         145,537                  152,761                  174,527
                                       ------------             ------------             ------------
Operating profit (loss)                   (973,329)              (2,765,920)               1,591,906
Interest expense                           570,397                  892,891                  933,810
Interest income                           (145,853)                (121,091)                 (12,070)
Loss on sales of filter operations             -                   67,254                        -
Other, net                                (160,030)                 138,206                 (107,755)
                                       ------------             ------------             ------------
Income (loss) before income tax
      expense (benefit)                $(1,237,843)             $(3,743,180)             $   777,921
                                       ============             ============             ============
IDENTIFIABLE ASSETS
      United States                    $30,919,370              $34,140,981              $44,268,659
      Canada                             3,736,021                4,323,670                4,681,970
      Eliminations                        (150,014)                (215,789)                (395,056)
      Investments in Canadian
        affiliate                          (50,388)                (701,294)                (701,294)
                                       ------------             ------------             ------------
Total identifiable assets              $34,454,989              $37,547,568              $47,854,279
                                       ============             ============             ============

Non-recurring restructuring and relocation costs, discussed in Notes 2 and 3, included in 1996 United States and Canadian operating losses amounted to $692,234 and $127,666, respectively.

           Hastings Manufacturing Company and Subsidiaries

              Notes to Consolidated Financial Statements
================================================================================

As discussed in Note 2, United States and Canadian operating losses for 1995 included the effects of the sale of filter operations and the subsequent realignment of the organizational structure to a smaller size.

Export sales from the Company's United States operations to unaffiliated customers amounted to $5,421,519, $8,412,779 and $5,770,977 in 1996, 1995 and 1994, respectively.

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Hastings Manufacturing Company
Hastings, Michigan

We have audited the accompanying consolidated balance sheets of Hastings Manufacturing Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hastings Manufacturing Company and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
February 28, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          No information is required to be disclosed under this item.

                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required by this item is incorporated herein by reference from the sections entitled "Directors and Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 6, 1997.

          In addition, Thomas J. Bellgraph, Age 45, has served as Vice President, Finance of the Company since January 1, 1996. From 1986 through 1995, Mr. Bellgraph served as Treasurer of the Company.

ITEM 11.  EXECUTIVE COMPENSATION.

          The information required by this item is incorporated herein by reference from the sections entitled "Executive Compensation,"
"Deferred Compensation" and "Compensation of Directors" in the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 6, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

          The information required by this item is incorporated herein by reference from the section entitled "Voting Securities" in the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 6, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this item, if any, is incorporated herein by reference from the sections entitled "Directors and Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 6, 1997.

                               PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.

     ITEM 14(A)1.   FINANCIAL STATEMENTS.

          The following financial statements are filed as part of this document in Item 8, "Financial Statements and Supplementary Data."

               Consolidated Balance Sheets as of December 31, 1996 and
                    1995.
               Consolidated Statements of Operations for the years
                    ended December 31, 1996, 1995 and 1994.
               Consolidated Statements of Stockholders' Equity for the
                    years ended December 31, 1996, 1995 and 1994.
               Notes to Consolidated Financial Statements
               Report of Independent Certified Public Accountants

     ITEM 14(A)2.   FINANCIAL STATEMENT SCHEDULES.

          The Financial Statement Schedule set forth in the Index to Financial Statement Schedules hereto is filed as a part of this Form 10-K Report.

     ITEM 14(A)3.   EXHIBITS.

NUMBER

3(a)  Amended Articles of Incorporation of Hastings
      Manufacturing Company filed as an exhibit to the Form 8-K
      Current Report filed on December 8, 1988, are incorporated herein by reference.

3(b) Bylaws of Hastings Manufacturing Company filed as an exhibit to the Form 8-K Current Report filed on December
      8, 1988, are incorporated herein by reference.

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

4(c)  NBD Bank, N.A. $4,000,000 Term Loan Agreement and Term
      Note, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1994, is incorporated herein by reference.

4(d)  NBD Bank, N.A. $6,000,000 Credit Authorization and Master
      Promissory Note, dated May 31, 1994, filed as an exhibit to the Form 10-K Annual Report for the year-ended December
      31, 1994, is incorporated herein by reference.

4(e) First Amendment, dated May 2, 1995, to the NBD Bank, N.A. $6,000,000 Credit Authorization and Master Promissory Note, dated May 31, 1994, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1995, is incorporated herein by reference.

4(f) Second Amendment, dated September 30, 1995, to the NBD Bank, N.A. $6,000,000 Credit Authorization and Master Promissory Note, dated May 31, 1994, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1995, is incorporated herein by reference.

4(g)  Third Amendment, dated as of May 31, 1996, to the NBD
      Bank, N.A. $6,000,000 Credit Authorization and Master
      Promissory Note, dated May 31, 1994.

4(h) Preferred Stock Purchase Rights, filed as an exhibit to Form 8-K filed with the Securities and Exchange Commission on February 15, 1996, is incorporated herein by reference.

4(i) Confirmation, dated as of March 12, 1996, regarding an interest rate collar transaction between Hastings
      Manufacturing Company and NBD Bank.

10(a) List of Recipients of Indemnity Agreement and Form of
      Indemnity Agreement, filed as an exhibit to the Company's Form 10-K Annual Report for the year ended
      December 31, 1988, are incorporated herein by reference.

10(b) 1990 Restricted Stock Plan, filed as an exhibit to the Company's Form 10-K Annual Report for the year ended
      December 31, 1992, is incorporated herein by reference.<F1>

10(c) Asset Purchase Agreement between Hastings Manufacturing
      Company and CLARCOR Inc. dated as of September 3, 1995, filed as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on September 20, 1995, is incorporated herein by reference.
                      -47-

      <F1> Management contract or compensatory plan or arrangement.

21    Subsidiaries of Hastings Manufacturing Company.

27    Financial Data Schedule.

     ITEM 14(B).    REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed during the fourth quarter of 1996.


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

                                        HASTINGS MANUFACTURING COMPANY
                                             (registrant)


Dated: March 25, 1997                   By /S/ THOMAS J. BELLGRAPH
                                           Thomas J. Bellgraph
                                           Its Vice President, Finance
                                             (Principal Financial and
                                             Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated (such persons constituting a majority of the board of directors).

     SIGNATURE                TITLE                    DATE
     ---------                -----                    ----
/S/ ANDREW F. JOHNSON         Co-Chief Executive       March 25, 1997
Andrew F. Johnson             Officer, President/
                              Operations and
                              Director

/S/ MARK R.S. JOHNSON         Co-Chief Executive       March 25, 1997
Mark R.S. Johnson             Officer, President/
                              Marketing and
                              Director

/S/ DALE W. KOOP              Vice President/          March 25, 1997
Dale W. Koop                  Engineering and
                              Director

/S/ MONTY C. BENNETT          Vice President/          March 25, 1997
Monty C. Bennett              Employee Services,
                              Secretary and Director

/S/ DOUGLAS D. DECAMP         President and Chief      March 25, 1997
Douglas A. DeCamp             Executive Officer
                              FHI, Inc., Hastings,
                              MI and Director

/S/ WILLIAM R. COOK           President, Pidgas,       March 25, 1997
William R. Cook               Inc., Hastings, MI
                              and Director

/S/ NEIL A. GARDNER           Executive Vice           March 25, 1997
Neil A. Gardner               President, Hastings
                              City Bank, Hastings,
                              MI and Director

                    HASTINGS MANUFACTURING COMPANY

                           AND SUBSIDIARIES


                    FINANCIAL STATEMENT SCHEDULES

                        FORM 10-K ITEM 14(a)2


                     YEAR ENDED DECEMBER 31, 1996

                    HASTINGS MANUFACTURING COMPANY
                           AND SUBSIDIARIES

                INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                  PAGE


Report of Independent Certified Public Accountants
  on Financial Statement Schedule                                  47


Schedule:

     II - Valuation and Qualifying Accounts                        48


     Other schedules have been omitted because they were inapplicable or otherwise not required.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE


Hastings Manufacturing Company
Hastings, Michigan


The audits referred to in our report dated February 28, 1997 relating to the consolidated financial statements of Hastings Manufacturing Company and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.




/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
February 28, 1997

                        HASTINGS MANUFACTURING COMPANY AND SUBSIDIARIES
                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                           COLUMN B              COLUMN C             COLUMN D        COLUMN E
---------                         -----------    ------------------------    ------------   ------------
                                                        ADDITIONS
                                                 ------------------------
                                  BALANCE AT     CHARGED TO    CHARGED TO                   BALANCE AT
                                   BEGINNING      COSTS AND     OTHER        DEDUCTIONS/    END OF
DESCRIPTION                        OF PERIOD      EXPENSES      ACCOUNTS     WRITE-OFFS     PERIOD
                                  ----------     ----------    ----------    -----------    ----------
                                    $              $             $          $              $
Year Ended December 31,
     1996:

     Allowance for possible
     losses on receivables           225,000          5,300         --         15,300        215,000
                                     =======       ========      =======    =========       ========
Year Ended December 31,
     1995:

     Allowance for possible
     losses on receivables           415,000        316,000         --        506,000        225,000
                                     =======       ========      =======    =========       ========
Year Ended December 31,
     1994:

     Allowance for possible
     losses and receivables          367,000        464,000         --        416,000        415,000
                                     =======       ========      =======    =========       ========

                            EXHIBIT INDEX

NUMBER


3(a)      Amended Articles of Incorporation of Hastings
          Manufacturing Company filed as an exhibit to the Form 8-K Current Report filed on December 8, 1988, are incorporated herein by reference.

3(b) Bylaws of Hastings Manufacturing Company filed as an exhibit to the Form 8-K Current Report filed on December 8, 1988, are incorporated herein by reference.

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

4(c)      NBD Bank, N.A. $4,000,000 Term Loan Agreement and
          Term Note, filed as an exhibit to the Form 10-K
          Annual Report for the year-ended December 31,
          1994, is incorporated herein by reference.

4(d) NBD Bank, N.A. $6,000,000 Credit Authorization and Master Promissory Note, dated May 31, 1994, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1994, is incorporated herein by reference.

4(e) First Amendment, dated May 2, 1995, to the NBD Bank, N.A. $6,000,000 Credit Authorization and Master Promissory Note, dated May 31, 1994, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1995, is incorporated herein by reference.

4(f) Second Amendment, dated September 30, 1995, to the NBD Bank, N.A. $6,000,000 Credit Authorization and Master Promissory Note, dated May 31, 1994, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1995, is incorporated herein by reference.
                      -54-

4(g)      Third Amendment, dated as of May 31, 1996, to the
          NBD Bank, N.A. $6,000,000 Credit Authorization and
          Master Promissory Note, dated May 31, 1994.

4(h) Preferred Stock Purchase Rights, filed as an exhibit to Form 8-K filed with the Securities and Exchange Commission on February 15, 1996, is incorporated herein by reference.

4(i) Confirmation, dated as of March 12, 1996, regarding an interest rate collar transaction between Hastings Manufacturing Company and NBD
          Bank.

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