Form 10-Q
period 1997-03-31
HASTINGS MANUFACTURING CO
filed 1997-05-15
CIK 46109

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
===========================================================================

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


            For the Quarter Ended           Commission File Number
                MARCH 31, 1997                      1-3574


                      HASTINGS MANUFACTURING COMPANY
          (Exact name of registrant as specified in its charter)

                   MICHIGAN                         38-0633740
        (State or other Jurisdiction of          (I.R.S. Employer
        Incorporation or Organization)          Identification No.)

           325 NORTH HANOVER STREET
              HASTINGS, MICHIGAN                      49058
   (Address of Principal Executive Offices)         (Zip Code)

     Registrant's telephone number, including area code:  616-945-2491

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes ___X___            No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                OUTSTANDING AT
                     CLASS                      APRIL 25, 1997
                     -----                      --------------
          Common stock, $2 par value            388,958 shares

===========================================================================

              Hastings Manufacturing Company and Subsidiaries

                                 Contents
           ====================================================


PART I - FINANCIAL INFORMATION
                                                                          PAGE
     Item 1 - Financial Statements:

          Report on Review by Independent Certified Public
               Accountants                                                   3

          Condensed Consolidated Balance Sheets -
               March 31, 1997 and December 31, 1996                        4-5

          Condensed Consolidated Statements of Operations -
               Three Months Ended March 31, 1997 and 1996                    6

          Condensed Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1997 and 1996                  7-8

          Notes to Condensed Consolidated Financial
               Statements                                                 9-11

          Review by Independent Certified Public Accountants                12

     Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       13-16


PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                              17

       Report on Review by Independent Certified Public Accountants
           ====================================================

Board of Directors
Hastings Manufacturing Company
Hastings, Michigan

We have reviewed the accompanying condensed consolidated balance sheets of Hastings Manufacturing Company and subsidiaries as of March 31, 1997, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1997 and 1996, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 28, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/BDO Seidman, LLP

BDO Seidman, LLP
Grand Rapids, Michigan
April 25, 1997

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              Hastings Manufacturing Company and Subsidiaries

                   Condensed Consolidated Balance Sheets
                ===========================================
                                                      MARCH 31,       DECEMBER 31,
                                                        1997             1996
                                                     -----------      -----------
ASSETS

CURRENT ASSETS
  Cash                                               $    91,218      $ 1,457,783
  Accounts receivable, less allowance
    for possible losses of $262,000 and
    $215,000                                           4,946,899        4,893,200
  Refundable income taxes                                 64,634           66,667
  Inventories:
    Finished products                                  7,083,971        7,134,216
    Work in process                                      431,530          415,581
    Raw materials                                      1,683,274        1,751,323
  Prepaid expenses and other assets                      105,081          152,807
  Future income tax benefits                           2,294,872        2,413,877
                                                     -----------      -----------

TOTAL CURRENT ASSETS                                  16,701,479       18,285,454
                                                     -----------      -----------

PROPERTY AND EQUIPMENT
  Land and improvements                                  657,617          660,168
  Buildings                                            4,304,977        4,312,633
  Machinery and equipment                             17,819,573       17,035,465
                                                     -----------      -----------

                                                      22,782,167       22,008,266
  Less accumulated depreciation                       14,408,973       14,071,826
                                                     -----------      -----------

NET PROPERTY AND EQUIPMENT                             8,373,194        7,936,440
                                                     -----------      -----------

INTANGIBLE PENSION ASSET                                 941,583          941,583



FUTURE INCOME TAX BENEFITS                             6,236,118        6,234,623

OTHER ASSETS                                           1,135,976        1,056,889
                                                     -----------      -----------

                                                     $33,388,350      $34,454,989
                                                     ===========      ===========

              Hastings Manufacturing Company and Subsidiaries

                   Condensed Consolidated Balance Sheets
                ===========================================
                                                      MARCH 31,       DECEMBER 31,
                                                        1997             1996
                                                     -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks                             $ 2,700,000      $ 3,000,000
  Accounts payable                                     1,243,759        1,479,361
  Accruals:
     Compensation                                        318,426          446,422
     Pension plan contribution                           502,041          359,441
     Taxes other than income                             155,935          283,347
     Income taxes                                         11,738                -
     Miscellaneous                                       110,724          240,737
  Current portion of postretirement
     benefit obligation                                1,641,040        1,641,040
  Current maturities of
     long-term debt                                    1,462,500        1,462,500
                                                     -----------      -----------

TOTAL CURRENT LIABILITIES                              8,146,163        8,912,848

LONG-TERM DEBT,
  less current maturities                              1,662,500        2,028,125

PENSION AND DEFERRED COMPENSATION
  OBLIGATIONS, less current portion                    3,029,340        3,035,576

POSTRETIREMENT BENEFIT OBLIGATION,
  less current portion                                15,470,256       15,545,992
                                                     -----------      -----------

TOTAL LIABILITIES                                     28,308,259       29,522,541
                                                     -----------      -----------









STOCKHOLDERS' EQUITY
  Preferred stock, $2 par value,
     authorized and unissued
     500,000 shares                                            -                -
  Common stock, $2 par value,
     1,750,000 shares authorized;
     390,138 shares issued
     and outstanding                                     780,276          780,276
  Additional paid-in capital                             140,206          140,206
  Retained earnings                                    5,986,592        5,813,827
  Cumulative foreign currency
     translation adjustment                             (636,577)        (611,455)
  Pension liability adjustment                        (1,190,406)      (1,190,406)
                                                     -----------      -----------

TOTAL STOCKHOLDERS' EQUITY                             5,080,091        4,932,448
                                                     -----------      -----------

                                                     $33,388,350      $34,454,989
                                                     ===========      ===========

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

              Hastings Manufacturing Company and Subsidiaries

              Condensed Consolidated Statements of Operations
                 =========================================

Three months ended March 31,                            1997              1996
                                                     ----------       -----------
NET SALES                                            $8,752,157       $11,364,412

COST OF SALES                                         5,929,257         8,302,914
                                                     ----------       -----------

Gross profit                                          2,822,900         3,061,498
                                                     ----------       -----------

OPERATING EXPENSES
  Advertising                                           107,018           101,974
  Selling                                               799,175           981,632
  General and administrative                          1,419,481         1,793,061
  Non-recurring restructuring and
    relocation costs                                          -            81,030
                                                     ----------       -----------

                                                      2,325,674         2,957,697
                                                     ----------       -----------

Operating income                                        497,226           103,801
                                                     ----------       -----------

OTHER EXPENSE (INCOME)
  Interest expense                                      123,103           113,223
  Interest income                                        (9,121)          (47,107)
  Other, net                                             28,169          (205,478)
                                                     ----------       -----------

                                                        142,151          (139,362)
                                                     ----------       -----------

Income before income tax expense                        355,075           243,163

INCOME TAX EXPENSE                                      142,000            84,000
                                                     ----------       -----------

NET INCOME                                           $  213,075       $   159,163
                                                     ----------       -----------


NET INCOME PER SHARE
  OF COMMON STOCK                                    $      .55       $       .41

AVERAGE SHARES OF
  COMMON STOCK OUTSTANDING                              390,138           388,813

DIVIDENDS PER SHARE OF COMMON STOCK                  $      .10       $       .10

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

              Hastings Manufacturing Company and Subsidiaries

              Condensed Consolidated Statements of Cash Flows
                 ========================================

Three months ended March 31,                              1997             1996
                                                      -----------      -----------
OPERATING ACTIVITIES
  Net income                                          $   213,075      $   159,163
  Adjustments to reconcile net
     income to net cash from
     (for) operating activities:
     Depreciation                                         334,100          358,681
     Deferred income taxes                                117,500           75,000
     Change in postretirement
       benefit obligation                                 (75,736)          69,455
     Changes in operating
       assets and liabilities:
       Accounts receivable                                (58,985)         658,198
       Refundable income taxes                              1,537            6,718
       Inventories                                         87,080         (359,902)
       Prepaid expenses and other
          current assets                                   47,535           52,345
       Other assets                                       (79,082)         (25,833)
       Accounts payable and accruals                     (470,814)      (1,818,993)
                                                      -----------      -----------

Net cash from (for) operating activities                  116,210         (825,168)
                                                      -----------      -----------

INVESTING ACTIVITY
  Capital expenditures                                   (779,735)        (705,717)
                                                      -----------      -----------

FINANCING ACTIVITIES
  Proceeds from issuance of notes
     payable to banks                                   1,700,000        2,700,000
  Principal payments on notes
     payable to banks                                  (2,000,000)      (1,800,000)
  Principal payments on long-term debt                   (365,625)        (365,625)
  Dividends paid                                          (39,090)         (38,924)
                                                      -----------      -----------

Net cash from (for) financing activities                 (704,715)         495,451
                                                      -----------      -----------

              Hastings Manufacturing Company and Subsidiaries

              Condensed Consolidated Statements of Cash Flows
                 ========================================

Three months ended March 31,                              1997             1996
                                                      -----------      -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                     1,675              787
                                                      -----------      -----------

NET DECREASE IN CASH                                   (1,366,565)      (1,034,647)

CASH, beginning of period                               1,457,783        1,909,506
                                                      -----------      -----------

CASH, end of period                                   $    91,218      $   874,859
                                                      ===========      ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Interest                                         $   123,103      $   124,845
     Income taxes, net of refunds                           8,766               39

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

              Hastings Manufacturing Company and Subsidiaries

           Notes to Condensed Consolidated Financial Statements
                   ====================================

NOTE 1 In the opinion of the management of Hastings Manufacturing Company and subsidiaries (Company), the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position as of March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996.

NOTE 2 The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results for all of 1997.

NOTE 3 Net income per share is determined based on the weighted average number of shares of common stock outstanding during each period.

NOTE 4 The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances, transactions and stockholdings have been eliminated.

          The accompanying consolidated financial statements are condensed and do not contain all of the information and footnote disclosures required by generally accepted accounting principles in a complete set of financial statements.

NOTE 5 Under the terms of a debt agreement, the Company is subject to specific limitations and restrictions pertaining to working capital, net worth, dividends, etc. The Company has obtained a waiver from the bank for its noncompliance with certain of these limitations and restrictions.

          On March 13, 1996, the Company terminated its interest rate swap agreement with a commercial bank. This agreement, having a notional principal amount at the time of termination of $6,487,500, effectively limited the Company's interest rate exposure to a fixed rate of 6.92% on its floating rate borrowings. At termination, the Company received $204,500 from the bank as a result of favorable interest rates. This amount is included in "Other, net" in the accompanying 1996 condensed consolidated statement of operations.

          At the same time, in order to continue to limit its interest rate exposure, the Company entered into an interest rate collar agreement with a current notional principal amount of $3 million. This agreement provides for a cap rate on floating rate borrowings of 8.25% and a related floor rate of 6.75%.

NOTE 6 As disclosed in Note 2 to the Company's consolidated financial statements included in its 1996 Annual Report on Form 10-K, effective on September 3, 1995, the Company entered into an agreement and sold its filter product line assets to CLARCOR Inc. (CLARCOR) of Rockford, Illinois. The Company and CLARCOR also entered into a Transition Agreement on that date whereby the Company continued to manufacture and supply certain filters and filter component parts to CLARCOR through a transition period, which was completed during the third quarter of 1996. The Transition Agreement also provided for the reimbursement to the Company of certain administrative costs directly related to the manufacture and supply of filters and filter components to CLARCOR.

          Filter-related assets amounted to approximately $1,910,000 at March 31, 1996, comprised of $800,000 of accounts receivable and $1,110,000 of inventory. No amounts remained at December 31, 1996.

          Of the total $720,400 employee severance benefits accrued and expensed in September 1995, relating to the sale, $222,100 was paid through March 31, 1996 ($75,200 was paid during the three months ended March 31, 1996).

          Expense reimbursement for the three months ended March 31, 1996, included in net sales, amounted to $473,600.

          Sales, exclusive of the above expense reimbursement, and estimated operating profit amounts for filter operations were approximately as follows:

              THREE MONTHS ENDED MARCH 31,                  1996
              ----------------------------               ----------
              Sales                                      $2,728,000

              Estimated operating
                profit                                   $  297,000

          In conjunction with the sale of its filter operations, the Company relocated its piston ring packaging operations from its former Knoxville, Tennessee facility to its Hastings, Michigan facility in 1996. The relocation and associated training costs, all of which were incurred during the first and second quarters of 1996, are non-recurring in nature. While these costs are directly related to the 1995 sale of filter operations and the restructuring of the Company's remaining operations, they were expensed as incurred in

          1996 as required by recently issued accounting standards. Total costs incurred during the first quarter of 1996 amounted to $81,030 and are included as "Non-recurring restructuring and relocation costs" in the accompanying 1996 condensed consolidated statement of operations.

NOTE 7 As disclosed in Note 3 to the Company's consolidated financial statements included in its 1996 Annual Report on Form 10-K, in December 1996, management and the Board of Directors approved a restructuring plan. The plan was designed to significantly reduce operating costs and provide a more streamlined and efficient operating structure concentrating on piston ring manufacturing. Total estimated restructuring costs, amounting to $351,500, were accrued and expensed in the fourth quarter of 1996. Of the total, $247,000 and $104,500 related to employee severance benefits and consulting fees, respectively. All of the consulting fees were paid prior to December 31, 1996. Of the $247,000 of employee severance benefits, $110,900 was paid through March 31, 1997 ($85,100 was paid during the three months ended March 31, 1997).

              Hastings Manufacturing Company and Subsidiaries

            Review by Independent Certified Public Accountants
                   ====================================



The March 31, 1997 and 1996, condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by BDO Seidman, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following the sale of the Company's filter assets and operations in September 1995, the quarterly and annual results were directly impacted by the effect of that transaction. The Company was committed to a period of transition out of the filter operations at both the parent level and through our Canadian subsidiary, Hastings, Inc. Through the last half of 1996, those final commitments were fulfilled. In addition, in December 1996, the Company implemented a restructuring plan to reflect the expected near-term operations level.

While direct filter operations are not expected to impact the 1997 results, comparative operations from 1996 and 1995 continue to be reflected in various relationships as indicated throughout the following analysis.

RESULTS OF OPERATIONS

NET SALES

Net sales in the first quarter of 1997 declined $2,612,255, or 23.0%, from $11,364,412 in the first quarter of 1996 to $8,752,157. As disclosed in
Note 6, the net sales volume from filter operations was $2,728,000 in the first quarter of 1996, while no filter volume is included in the 1997 results. As such, net sales from the remaining products generated an increase of $116,000, or 1.3%. While the increase was not significant, sales to the various customer market groups has changed. The Company continues to experience higher volumes within the traditional piston ring distributor market following its refocused efforts begun in early 1996.
New accounts obtained throughout 1996 are reflected in the current period's results. New account activity has likewise remained strong through early 1997. The Company terminated the exclusive aspect of its relationship with its primary export representative in late 1996. While numerous direct export markets have been accessed, the time delay of developing those markets has resulted in a decline in that piston ring sales category in early 1997 compared to the first quarter of 1996.

Net sales in the first quarter of 1996 declined $4,970,311, or 30.4%, from the first quarter of 1995. Excluding the filter operations impact, net sales from the remaining product lines generated a net increase of $644,000, or 8%. Increased piston ring volume in the distributor, original equipment and private brand markets contributed to this net improvement. Export volume was lower in the first quarter of 1996 compared to the first quarter of 1995 as the Company's former export representative targeted an internal inventory reduction program in 1996.

COST OF SALES AND GROSS PROFIT

Cost of sales during the first quarter of 1996 decreased $2,373,657, or 28.6%, from $8,302,914 in the first quarter of 1996 to $5,929,257. A primary contributor to the cost of sales reduction remains the filter operations sale as 1996 continued to reflect some portion of those results. The gross profit margin realized on net sales improved in 1997 to 32.3% from the 26.9% level reported in the first quarter of 1996. This again is a direct result of the filter sale as a minimal gross profit on filter products was implemented under the terms of the Transition Agreement with the acquirer of the filter operations. The cost factors on the remaining product lines have, however, risen somewhat through the first quarter of 1997. Material costs have increased, reflecting an increased cost in the piston ring base product costs. The labor cost factor reflects general wage increases combined with the labor impact from relocating our packing and shipping operations back to Hastings from the former Knoxville facility in mid-1996. The overhead cost factor applied to cost of sales thus far in 1997 is higher than the rate applied through much of 1996. That year's rate was lower, reflecting a favorable carryover from late 1995. In addition, the current rate is higher, reflecting the added absorption of certain overhead costs formerly absorbed in part by the filter operations.

Cost of sales during the first quarter of 1996 declined $4,201,117, or 33.6%, from the first quarter of 1995 to $8,302,914. The primary contributor to that reduction was the noted filter volume decline following the sale in September 1995. While the gross profit margin was limited under the terms of the Transition Agreement, the 1996 early year results were favorably impacted by a reduction in the LIFO inventory reserve as the remaining filter inventory owned by the Company was reduced. In addition, the 1996 results were favorably impacted by the absorption of a lower product overhead factor as noted above.

OPERATING EXPENSES

Total operating expenses declined $632,023 from $2,957,697 in the first quarter of 1996 to $2,325,674. This reduction reflects the full elimination of any filter sensitive exposure by the Company in 1997, as well as the initial results of the restructuring plan reported in the 1996 Annual Report. Advertising costs are up slightly in early 1997, reflecting, in part, the timing impact of certain product promotions. Selling expenses, down $182,457, or 18.6%, reflect the full phase-out of filter support activities by the Company's Canadian subsidiary as of the end of 1996, in addition to several aspects of the restructuring plan within that expense group. General and administrative expenses declined $373,580, or 20.8%, from the first quarter of 1996. This decline reflects reduced staffing costs associated with the post-filter restructuring effort and reduced group health care costs for both active and retired plan participants. This also reflects the anticipated impact of pending changes to the retiree health care plan. In addition, many of the individual office operating expenses have declined reflecting the general reduction in both staffing and activity levels under the post-filter operating environment. The 1996 operating expenses reflected $81,030 in the first quarter associated with the inventory relocation out of the Company's former Knoxville facility.

OTHER EXPENSES (INCOME)

Other expenses netted to $142,151 for the first quarter of 1997, compared to a net income total of $139,362 for the fist quarter of 1996. The net interest expense position, $113,982 for the first quarter of 1997 versus $66,116 for the same period in 1996, reflects the reduction of cash on-hand subsequent to the filter operations sale. The 1997 results reflect the interest income primarily derived from the funds generated by the filter operations sale held in escrow through September 1998. The interest expense for 1997 reflects a slightly higher reliance upon short-term borrowings in 1997 combined with a higher effective interest rate. The 1996 first quarter reflects the gain on the termination of an interest rate swap agreement. That gain of some $205,000 was the primary contributor to the Company's reported net income for that period.

TAXES ON INCOME

The 1997 effective tax rate of 40%, compared to 34.5% for 1996, is higher than the domestic statutory rate due primarily to the impact of various state income taxes and the impact of a higher statutory rate applied to earnings of the Canadian subsidiary. The 1996 pre-tax earnings were derived primarily from domestic sources as was the gain on the interest rate swap agreement.

As of March 31, 1997, the Company recorded net deferred income tax assets of $8,530,990. The major components include the tax effects of net operating loss carryforwards and accrued retirement and postretirement benefit obligations. The realization of this recorded benefit is dependent upon the generation of future taxable income.

Management believes it is more likely than not that adequate levels of future taxable income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations and the remaining net deductible temporary differences.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirement continues to be for operating expenses, including labor costs and raw materials, and for funding accounts receivable, capital expenditures and long-term debt service. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. The sale of the filter operations in 1995 had a significant impact upon the 1995 and 1996 cash flow activities. Now reflecting the full transition out of that product line, and considering the impact of the restructuring required to support the small organization, the Company expects to generate sufficient future cash flows from operations and bank borrowings to fund its growth and operating needs.

During the first quarter of 1997, the Company generated net cash of $116,240 from operating activities. The reported net income and depreciation, combined with reductions in the deferred income tax asset, inventories and prepaid assets were sufficient to absorb the reported net decline in accounts payable and accruals. The deferred income tax asset reduction reflects the Company's favorable first quarter performance, while the accounts payable and accruals decline reflects the normal liquidation of various year-end liabilities and commitments. The investing activities for the first quarter of 1997 reflect a significant portion of the full year's anticipated outlays for capital equipment. The full year results should be at or near the 1996 total outlay of $1,345,000 as the Company attempts to balance its production capacities to its growth objectives.
The financing activities for the first quarter of 1997 reflect the continued normal amortization of the Company's long-term debt position, as well as a reduced volatility in its short-term debt usage.

The Company has now absorbed significant change during the past two-year period. With its final transition out of all filter activities and the benefits derived thus far from the restructuring effort, the Company fully anticipates that operations (which will not be subject to current cash outflows for U.S. income taxes due to utilization of the net operating loss carryforwards), will generate adequate cash flow to fund its working capital, capital outlays and dividend needs through 1997.


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


                              HASTINGS MANUFACTURING COMPANY



Date: May 15, 1997            By: /S/ MONTY C. BENNETT
                                  Monty C. Bennett
                                  Its Vice-President, Employee Relations,
                                  Secretary and Director


Date: May 15, 1997            By: /S/ THOMAS J. BELLGRAPH
                                  Thomas J. Bellgraph
                                  Its Vice-President, Finance

                               EXHIBIT INDEX


          EXHIBIT
          NUMBER              DOCUMENT

             27               Financial Data Schedule