Form 10-Q
period 1997-06-30
HASTINGS MANUFACTURING CO
filed 1997-08-13
CIK 46109

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549
===========================================================================

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



     For the Quarter Ended                   Commission File Number
          JUNE 30, 1997                             1-3574


                      HASTINGS MANUFACTURING COMPANY
          (Exact name of registrant as specified in its charter)

                MICHIGAN                                  38-0633740
     (State or other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)

         325 NORTH HANOVER STREET
             HASTINGS, MICHIGAN                              49058
(Address of Principal Executive Offices)                  (Zip Code)

     Registrant's telephone number, including area code:  616-945-2491


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   __X__            No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  OUTSTANDING AT
               CLASS                              JULY 28, 1997
               -----                              --------------
     Common stock, $2 par value                   390,313 shares

===========================================================================

              Hastings Manufacturing Company and Subsidiaries

                                 Contents
              ===============================================


PART I - FINANCIAL INFORMATION
                                                                      Page
     Item 1 - Financial Statements:

          Report on Review by Independent Certified Public
               Accountants                                               3

          Condensed Consolidated Balance Sheets -
               June 30, 1997 and December 31, 1996                     4-5

          Condensed Consolidated Statements of Operations -
               Three Months and Six Months Ended
               June 30, 1997 and 1996                                    6

          Condensed Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1997 and 1996                   7

          Notes to Condensed Consolidated Financial
               Statements                                             8-10

          Review by Independent Certified Public Accountants            11

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations          12-16


PART II - OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of Security Holders      17

     Item 6 - Exhibits and Reports on Form 8-K                         17

Report on Review by Independent Certified Public Accountants

              ===============================================

Board of Directors
Hastings Manufacturing Company
Hastings, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Hastings Manufacturing Company and subsidiaries as of June 30, 1997, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and cash flows for the six-month period ended June 30, 1997 and 1996, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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


/s/BDO Seidman, LLP


BDO Seidman, LLP
Grand Rapids, Michigan
July 28, 1997

                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

              Hastings Manufacturing Company and Subsidiaries

                   Condensed Consolidated Balance Sheets
              ===============================================
                                           JUNE 30,     DECEMBER 31,
                                            1997            1996
                                           --------     ------------
ASSETS

CURRENT ASSETS
 Cash                                    $   183,958    $ 1,457,783
 Accounts receivable, less allowance
    for possible losses of $307,000
    and $215,000                           5,628,742      4,893,200
 Refundable income taxes                      46,773         66,667
 Inventories:
    Finished products                      6,745,740      7,134,216
    Work in process                          402,728        415,581
    Raw materials                          1,732,076      1,751,323
 Prepaid expenses and other assets            84,399        152,807
 Future income tax benefits                1,937,468      2,413,877
                                         -----------    -----------
TOTAL CURRENT ASSETS                      16,761,884     18,285,454
                                         -----------    -----------
PROPERTY AND EQUIPMENT
 Land and improvements                       657,343        660,168
 Buildings                                 4,304,157      4,312,633
 Machinery and equipment                  18,002,171     17,035,465
                                         -----------    -----------
                                          22,963,671     22,008,266
 Less accumulated depreciation            14,740,334     14,071,826
                                         -----------    -----------
NET PROPERTY AND EQUIPMENT                 8,223,337      7,936,440
                                         -----------    -----------
INTANGIBLE PENSION ASSET                     941,583        941,583

FUTURE INCOME TAX BENEFITS                 6,416,683      6,234,623

OTHER ASSETS                               1,119,093      1,056,889
                                         -----------    -----------
                                         $33,462,580    $34,454,989
                                         ===========    ===========

              Hastings Manufacturing Company and Subsidiaries

                   Condensed Consolidated Balance Sheets
              ===============================================
                                           JUNE 30,     DECEMBER 31,
                                             1997           1996
                                           --------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable to banks                 $  3,100,000   $  3,000,000
 Accounts payable                          1,150,407      1,479,361
 Accruals:
    Compensation                             339,218        446,422
    Pension plan contribution                649,241        359,441
    Taxes other than income                  197,965        283,347
    Income taxes                              42,732              -
    Miscellaneous                             38,303        240,737
 Current portion of postretirement
    benefit obligation                     1,110,442      1,641,040
 Current maturities of
    long-term debt                         1,462,500      1,462,500
                                        ------------   ------------
TOTAL CURRENT LIABILITIES                  8,090,808      8,912,848

LONG-TERM DEBT,
 less current maturities                   1,296,875      2,028,125

PENSION AND DEFERRED COMPENSATION
 OBLIGATIONS, less current portion         3,022,992      3,035,576

POSTRETIREMENT BENEFIT OBLIGATION,
 less current portion                     15,663,140     15,545,992
                                        ------------   ------------
TOTAL LIABILITIES                         28,073,815     29,522,541
                                        ------------   ------------
STOCKHOLDERS' EQUITY
 Preferred stock, $2 par value,
    authorized and unissued
    500,000 shares                                 -              -
 Common stock, $2 par value,
    1,750,000 shares authorized;
    390,313 and 390,138 shares issued
    and outstanding                          780,626        780,276
 Additional paid-in capital                  145,788        140,206
 Retained earnings                         6,292,326      5,813,827

 Cumulative foreign currency
    translation adjustment                  (639,569)      (611,455)
 Pension liability adjustment             (1,190,406)    (1,190,406)
                                        ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                 5,388,765      4,932,448
                                        ------------   ------------

                                        $ 33,462,580   $ 34,454,989
                                        ============   ============

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

              Hastings Manufacturing Company and Subsidiaries

              Condensed Consolidated Statements of Operations
              ===============================================
                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                         ------------------                 ----------------
JUNE 30,                               1997            1996             1997             1996
NET SALES                         $   9,602,232     $ 10,777,623    $ 18,354,389    $  22,142,035
COST OF SALES                         6,599,540        7,953,961      12,528,797       16,256,875
                                  -------------     ------------    ------------    -------------
Gross profit                          3,002,692        2,823,662       5,825,592        5,885,160
                                  -------------     ------------    ------------    -------------
OPERATING EXPENSES
 Advertising                             92,124          113,911         199,142          215,885
 Selling                                733,722          984,658       1,532,897        1,966,290
 General and administrative           1,486,263        1,661,837       2,932,744        3,454,898
 Non-recurring relocation costs               -          387,392               -          468,422
                                  -------------     ------------    ------------    -------------
                                      2,312,109        3,147,798       4,664,783        6,105,495
                                  -------------     ------------    ------------    -------------
Operating income                        690,583         (324,136)      1,160,809         (220,335)
                                  -------------     ------------    ------------    -------------
OTHER EXPENSE (INCOME)
 Interest expense                       134,020          151,367         257,123          264,590
 Interest income                        (13,658)         (46,040)        (22,779)         (93,147)
 Other, net                              (5,545)            (460)         (4,376)        (205,938)
                                  -------------     ------------    ------------    -------------
                                        114,817          104,867         229,968          (34,495)
                                  -------------     ------------    ------------    -------------
Income (loss) before income
 tax expense (benefit)                  575,766         (429,003)        930,841         (185,840)

INCOME TAX EXPENSE (BENEFIT)            231,000         (159,000)        373,000          (75,000)
                                  -------------     ------------    ------------    -------------
NET INCOME (LOSS)                 $     344,766     $   (270,003)   $    557,841    $    (110,840)
                                  =============     ============    ============    =============
NET INCOME (LOSS) PER SHARE
 OF COMMON STOCK                  $         .88     $       (.69)   $       1.43    $        (.28)

AVERAGE SHARES OF COMMON
 STOCK OUTSTANDING                      390,211          389,798         390,175          389,308

DIVIDENDS PER SHARE OF
 COMMON STOCK                     $         .10     $        .10     $       .20    $         .20

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

           Hastings Manufacturing Company and Subsidiaries

           Condensed Consolidated Statements of Cash Flows
           ===============================================
Six months ended June 30,                              1997          1996
                                                    ----------    -----------
OPERATING ACTIVITIES
 Net income (loss)                                  $  557,841    $  (110,840)
 Adjustments to reconcile net
    income (loss) to net cash from
    (for) operating activities:
    Depreciation                                       678,194        693,582
    Deferred income taxes                              296,000        (53,000)
    Gain on sale of property
      and equipment                                     (5,003)          (588)
    Change in postretirement
      benefit obligation                              (413,450)       152,807
    Changes in operating
      assets and liabilities:
      Accounts receivable                             (742,629)       618,476
      Refundable income taxes                           19,435        154,637
      Inventories                                      406,925       (189,110)
      Prepaid expenses and other
        current assets                                  68,313         74,668
      Other assets                                     (62,199)       (30,017)
      Accounts payable and accruals                   (395,302)    (1,777,055)
                                                    ----------    -----------
Net cash from (for) operating activities               408,125       (466,440)
                                                    ----------    -----------
INVESTING ACTIVITIES
 Capital expenditures                                 (976,258)    (1,061,896)
 Proceeds from sale of property
    and equipment                                        6,316          1,000
                                                    ----------    -----------
Net cash for investing activities                     (969,942)    (1,060,896)
                                                    ----------    -----------
FINANCING ACTIVITIES
 Proceeds from issuance of notes
    payable to banks                                 3,600,000      5,900,000
 Principal payments on notes
    payable to banks                                (3,500,000)    (4,900,000)
 Principal payments on long-term debt                 (731,250)      (731,250)
 Dividends paid                                        (78,122)       (78,014)
                                                    ----------    -----------
Net cash from (for) financing activities              (709,372)       190,736
                                                    ----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (2,636)          (472)
                                                    ----------    -----------
NET DECREASE IN CASH                                (1,273,825)    (1,337,072)

CASH, beginning of period                            1,457,783      1,909,506
                                                    ----------    -----------
CASH, end of period                                 $  183,958    $   572,434
                                                    ==========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
    Interest                                        $  261,647    $   272,061
    Income taxes, net of refunds                        14,268          2,812


See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

           Hastings Manufacturing Company and Subsidiaries

         Notes to Condensed Consolidated Financial Statements
         ====================================================


NOTE 1 In the opinion of the management of Hastings Manufacturing Company and subsidiaries (Company), the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position as of June 30, 1997, and the results of operations for the three months and six months ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996.

NOTE 2 The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results for all of 1997.

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

         On March 13, 1996, the Company terminated its interest rate swap agreement with a commercial bank. This agreement, having a notional principal amount at the time of termination of $6,487,500, effectively limited the Company's interest rate exposure to a fixed rate of 6.92% on its floating rate borrowings. At termination, the Company received $204,500 from the bank as a result of favorable interest rates. This amount is included in "Other, net" expenses in the accompanying 1996 condensed consolidated statement of operations.

         At the same time, in order to continue to limit its interest rate exposure, the Company entered into an interest rate collar agreement with a current notional principal amount of $3 million. This agreement provides for a cap rate on floating rate borrowings of 8.25% and a related floor rate of 6.75%.

NOTE 6 As disclosed in Note 2 to the Company's consolidated financial statements included in its 1996 Annual Report on Form 10-K, effective on September 3, 1996, the Company entered into an agreement and sold its filter product line assets to CLARCOR Inc. (CLARCOR) of Rockford, Illinois. The Company and CLARCOR also entered into a Transition Agreement on that date whereby the Company continued to manufacture and supply certain filters and filter component parts to CLARCOR through a transition period, which was completed during the third quarter of 1996. The Transition Agreement also provided for the reimbursement to the Company of certain administrative costs directly related to the manufacture and supply of filters and filter components to CLARCOR.

         Filter-related assets amounted to approximately $1,329,700 at June 30, 1996, comprised of $1,026,000 of accounts receivable and $303,700 of inventory. No amounts remained at December 31, 1996.

         Of the total $720,400 employee severance benefits accrued and expensed in September 1995 relating to the sale, $369,900 was paid through June 30, 1996 ($147,800 and
         $223,000 was paid during the three and six months ended June 30, 1996, respectively).

         Expense reimbursement for the three and six months ended
         June 30, 1996, included in net sales, amounted to $292,300 and $765,900, respectively.

         Sales, exclusive of the above expense reimbursement, and estimated operating profit amounts for filter operations were approximately as follows:

         JUNE 30, 1996                   THREE MONTHS ENDED  SIX MONTHS ENDED
                                         ------------------  ----------------
         Sales                               $  2,178,000     $  4,906,000
         Estimated operating profit               314,000          611,000

         In conjunction with the sale of its filter operations, the Company relocated its piston ring packaging operations from its former Knoxville, Tennessee facility to its Hastings, Michigan facility in 1996. The relocation and associated training costs, all of which were incurred during the first and second quarters of 1996, are non-recurring in nature. While these costs are directly related to the 1995 sale of filter operations and the restructuring of the Company's remaining operations, they were expensed as incurred in 1996 as required by recently issued accounting standards. Total costs incurred during the three and six months ended June 30, 1996 amounted to $81,030 and $387,392, respectively, and are included as "Non-recurring restructuring and relocation costs" in the accompanying 1996 condensed consolidated statement of operations.

NOTE 7 As disclosed in Note 3 to the Company's consolidated financial statements included in its 1996 Annual Report on Form 10-K, in December 1996, management and the Board of Directors approved a restructuring plan. The plan was designed to significantly reduce operating costs and provide a more streamlined and efficient operating structure concentrating on piston ring manufacturing. Total estimated restructuring costs, amounting to $351,500, were accrued and expensed in the fourth quarter of 1996. Of the total, $247,000 and $104,500 related to employee severance benefits and consulting fees, respectively. All of the consulting fees were paid prior to December 31, 1996. Of the $247,000 of employee severance benefits, $237,500 was paid through June 30, 1997 ($126,600 and $211,700 was paid during the three and six months ended June 30, 1997).

NOTE 8 One of the many costs reviewed by management as part of its restructuring plan, discussed in Note 7, is the cost of its postretirement benefit plans. For each of the past two years, such costs have exceeded $1.6 million, a cost level that was expected to continue unless plan changes were made. In early April 1997, the Company announced the amendment of its postretirement benefit plans, principally to adjust the cost-sharing provisions. The amendment resulted in a reduction of the Company's accumulated postretirement benefit obligation of $7.35 million, which created an unrecognized prior service benefit. Pre-tax expense for 1997, including amortization of the unrecognized prior service benefit over a period of 15 years, is expected to be reduced by approximately $1,050,000, including $330,000 relating to the second quarter. The balance will be reflected in the third and fourth quarters.

           Hastings Manufacturing Company and Subsidiaries

          Review by Independent Certified Public Accountants

          ==================================================



The June 30, 1997 and 1996, condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by BDO Seidman, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Following the sale of the Company's filter assets and operations in September 1995, the quarterly and annual results were directly impacted by the effects of that transaction. The Company was committed to a period of transition out of the filter operations at both the parent level and through our Canadian subsidiary, Hastings,
Inc.   Through the last half of 1996, those final commitments were fulfilled. In addition, in December 1996, the Company implemented a restructuring plan to reflect the expected post-transition operating level.

While direct filter operations are not expected to impact the 1997 results, comparative operations from 1996 and 1995 continue to be reflected in various relationships as indicated throughout the following analysis.

RESULTS OF OPERATIONS

NET SALES

Net sales in the second quarter of 1997 declined $1,175,391, or 10.9%, from $10,777,623 in the second quarter of 1996 to $9,602,232. Net sales for the first half of 1997 have declined $3,787,646, or 17.1%, from $22,142,035 in the first half of 1996 to $18,354,389. As reported in Note 6, the net sales volume from filter operations were $2,178,000 in the second quarter of 1996 and $4,906,000 through the first half of that year. There are no filter-sensitive sales included in the comparative 1997 results. As such, net sales from the remaining products have increased by $1,002,000, or 11.7%, and $1,118,000, or 6.5%, for the comparative second quarter and six-month periods, respectively. Once again, the Company continued to experience consistently higher volume within the domestic piston ring distributor market resulting from its refocused efforts begun in early 1996. New account activity, gained throughout 1996, is now favorably impacting current period results. Private brand and original equipment volume slightly trails the 1996 comparative periods. A work stoppage at one of the domestic automotive firms had a minimal adverse impact upon the second quarter's net sales results. Export piston ring activity also trails the 1996 results following the termination of the relationship with our former primary export representative in late 1996. Export piston ring volume did, however, increase in the second quarter of 1997 from the first quarter's level and is expected to accelerate further through the second half of this year.

Net sales in the second quarter of 1996 declined $7,976,536, or 42.5%, from the second quarter of 1995 and declined $12,946,847, or 36.9%, in the first half of 1996 from the first half of 1995. As sales for the remaining product lines were flat through the first half of 1996, these comparative declines resulted directly from reduced filter related activity between the two years. Through early September 1995, the Company retained its full filter related operations. Subsequent to that date, and through early December 1996, the Company supplied a declining volume of filter component parts and services to the purchaser under the terms of the transition agreement.

COST OF SALES AND GROSS PROFIT

Cost of sales during the second quarter of 1997 decreased $1,354,421, or 17.0%, from $7,953,961 in the second quarter of 1996 to $6,599,540.
For the first half of 1997, cost of sales decreased by $3,728,078, or 22.9%, from $16,256,875 to $12,528,797. The corresponding 1997 gross profit margins increased. The reduced cost of sales totals primarily reflect the absence of the filter related volume as detailed above.
The increased gross margin percentages reflect the higher margins generated by the remaining product lines comprising the 1997 sales activity. Under terms of the transition agreement, the gross margin on filter related sales during 1996 was minimal. There was, however, some benefit derived through the first half of 1996 from the liquidation of LIFO reserves as the balance of the Company's filter related inventories were processed into components and sold. The gross profit margin declined to 31.3% in the second quarter of 1997 from 32.3% in the first quarter of 1997 due, in part, to a sales mix change with a higher relative volume of export piston ring activity in the second quarter. The export piston ring sales market has traditionally generated a lower gross margin reflecting the level of operating expenses required to service that sales volume. Individual product cost factors (material, labor and overhead) have remained quite steady through the second quarter. Recent production efficiency gains, as measured by the results of an incentive program, are expected to minimize any significant cost pressures on labor and overhead costs through the balance of this year.

Cost of sales during the second quarter of 1996 decreased $6,858,859, or 46.3%, from the second quarter of 1995. For the first half of 1996, cost of sales decreased by $11,059,976, or 40.5%, from the first half of 1995. Again, the primary factor in these relationships was the significant net sales decline resulting from the filter operations sale in September 1995. The gross margin percentage generated in the 1996 comparative quarterly and six-month periods was higher than the levels attained in the comparable 1995 periods. Despite the pricing limitations imposed by the transition agreement, the 1996 results were favorably impacted by the above noted LIFO reserve reductions.

OPERATING EXPENSES

Total operating expenses for the second quarter of 1997 decreased $835,689, or 26.5%, from $3,147,798 to $2,312,109. For the 1997 six-month period, these expenses decreased $1,440,712, or 23.6%, from $6,105,495 in the first half of 1996 to $4,664,783. This reduction reflects the full elimination of any filter sensitive expenses by the Company in 1997, as well as the interim results of the restructuring plan as reported in the 1996 Annual Report. Advertising costs are now down slightly in both the second quarter and six-month periods reflecting an impact from the restructuring as well as a reduction in outlays for printed materials. Selling expenses, down consistently both in the second quarter and six-month periods, continue to reflect the full phase-out of filter support activities by the Company's
Canadian subsidiary as of the end of 1996. In addition, this expense category reflects lower personnel support costs associated with the parent corporation's restructuring efforts and a lower level of direct account promotion costs. Though down in total for 1997, the current year's selling expenses do include increased costs associated with volume-sensitive items such as sales staff and agency commissions.
General and administrative expenses decreased $175,574, or 10.6%, from the second quarter of 1996 and are down $522,154, or 15.1%, from the comparative six-months of that year. This expense total reflects consistent declines in most of the personnel driven expenses again reflecting the impact of the restructuring effort. In addition, many of the general office support costs have declined reflecting the general reduction in the post-filter operating environment. The
Company has also realized lower group health care costs reflecting certain changes. Costs associated with the active employee base are down due primarily to staffing reductions in the past year and the conversion of certain personnel to a managed care program. As described in Note 8, the Company has likewise realized a cost reduction in its retiree medical expense level reflecting cost-sharing provisions implemented during the second quarter of 1997. Insurance programs for both active employees and retirees were reviewed as a part of the restructuring program and were targeted and modified to reflect the post-filter operating levels. The "Non-recurring relocation costs" category for both comparative periods in 1996 reflects costs associated with the relocation of certain inventories and shipping operations out of the Company's former Knoxville, Tennessee facility.

Total operating expenses during both the second quarter and first half of 1996 decreased significantly from the comparative periods in 1995. Again, the filter operations sale is the primary factor in these relationships as the Company scaled back multiple programs and personnel relative to the refocused operations. As noted above, however, 1996 did absorb significant operating expenses associated with the post-filter transition including both the inventory relocation effort in the first half of that year and the subsequent restructuring costs in the final quarter of that year.

OTHER EXPENSES (INCOME)

Other expenses netted to $114,817 for the second quarter of 1997 compared to $104,867 for the second quarter of 1996. For the six-month period, this total netted to $229,968 for 1997 versus a net income result of $34,495 for the first half of 1996. The net interest position reflects both lower expense and income in the 1997 comparative periods. This reflects a slight reduction in our net borrowed position combined with the elimination of funds previously held for capital equipment acquisition. The 1997 interest income amount primarily reflects the balance of escrowed funds held through September 1998 related to the filter operations sale. The 1996 "Other net" six-month results reflect a $205,000 gain from the termination of an interest rate swap agreement in March of that year.

TAXES ON INCOME

The 1997 effective tax rate of 40.1% is higher than the domestic federal rate due primarily to the impact of various state income taxes and the impact of a higher statutory rate applied to the earnings of the Canadian subsidiary.

As of June 30, 1997, the Company maintained net deferred income tax assets of $8,354,000. The major components include the tax effects of net operating loss carryforwards and accrued retirement and postretirement benefit obligations. The realization of this recorded benefit is dependent upon the generation of future taxable income.

Management believes it is more likely than not that adequate levels of future taxable income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations and the remaining net deductible temporary differences.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirement continues to be for operating expenses, including labor costs and raw materials, and for funding accounts receivable, capital expenditures and long-term debt service. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. The sale of the filter operations in 1995 had a significant impact upon the 1995 and 1996 cash flow activities. Considering its full transition out of the filter product line, and the impact of the restructuring required to support the smaller organization, the Company expects to generate sufficient future funds from operations and bank borrowings to fund its growth and operating needs.

During the first half of 1997, the Company generated net cash of $408,125 from operating activities. The realized net income and absorbed depreciation, combined with reductions in the deferred income tax asset, inventories, and prepaid assets, were more than sufficient to absorb the net increase in accounts receivable and the net decline in accounts payable and accruals. The deferred income tax asset reduction reflects the Company's favorable first half performance while the accounts payable and accruals decline reflects the normal payment of various year-end liabilities. The investing activities for the first half of 1997 reflect a significant portion of the full year's anticipated outlays for capital equipment. Net equipment outlays for the second quarter of 1997 were $196,523 following outlays of $779,735 in the first quarter of this year. The financing activities for the first half of 1997 reflect the continued normal amortization of the Company's long-term debt position, as well as a reduced volatility in and reliance upon, its short-term debt lines usage.

The Company has now absorbed significant change during the past two-year period. With its final transition out of all filter activities and the benefits derived thus far from the restructuring effort, the Company anticipates that operations (which will not be subject to current cash outflows for U.S. income taxes due to utilization of the net operating loss carryforwards), will generate adequate cash flows to fund its working capital, capital outlays and dividend needs through 1997.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

With the exception of historical matters, the matters discussed in this commentary include certain predictions and projections that may be considered forward-looking statements under securities laws, including, but not limited to, those statements under the captions
"Net Sales," "Cost of Sales and Gross Profit," "Taxes on Income" and "Liquidity and Capital Resources." These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. The Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

                     PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of shareholders of Hastings Manufacturing
    Company was held on May 6, 1997. The purpose of the meeting was to elect directors.

    (a) The name of each director elected at the meeting (along with the number of votes cast for or authority withheld) and the name of each other director whose term of office as a director continued after the meeting follows:

                                                    VOTES CAST
                                             -------------------------
                                                             AUTHORITY
    ELECTED DIRECTORS                           FOR          WITHHELD
    ------------------------------------------------------------------
    Mark R.S. Johnson                         275,900          1,600
    Dale W. Koop                              275,900          1,600
    Douglas A. DeCamp                         275,900          1,600

    DIRECTORS WHO CONTINUE TO SERVE
    -------------------------------
    Andrew J. Johnson
    William R. Cook
    Monty C. Bennett
    Richard L. Foster
    Neil A. Gardner

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBIT. The following document is filed as an exhibit to this report on Form 10-Q:

           EXHIBIT
           NUMBER                           DOCUMENT
           ------                           --------

             4 Fourth Amendment, dated as of May 31, 1997, to the NBD Bank, N.A. $4,000,000 Credit Authorization and Master Promissory Note, dated May 31, 1994.

             27          Financial Data Schedule.

    (b) REPORTS ON FORM 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HASTINGS MANUFACTURING COMPANY



Date:  August 13, 1997            /S/MONTY C. BENNETT
                                     Monty C. Bennett
                                     Its Vice-President, Employee
                                       Relations, Secretary and
                                       Director



Date:  August 13, 1997            /S/THOMAS J. BELLGRAPH
                                     Thomas J. Bellgraph
                                     Its Vice-President, Finance

                            EXHIBIT INDEX


EXHIBIT
NUMBER                      DOCUMENT
------                      --------

  4 Fourth Amendment, dated as of May 31, 1997, to the NBD Bank, N.A. $4,000,000 Credit Authorization and Master Promissory Note, dated May 31, 1994.

  27               Financial Data Schedule.