Form 10-Q
period 1997-09-30
HASTINGS MANUFACTURING CO
filed 1997-11-13
CIK 46109

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
===========================================================================

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarter Ended          Commission File Number
              SEPTEMBER 30, 1997                    1-3574


                      HASTINGS MANUFACTURING COMPANY
          (Exact name of registrant as specified in its charter)

                    MICHIGAN                       38-0633740
         (State or other Jurisdiction of        (I.R.S. Employer
         Incorporation or Organization)       Identification No.)

            325 NORTH HANOVER STREET
               HASTINGS, MICHIGAN                    49058
    (Address of Principal Executive Offices)       (Zip Code)

     Registrant's telephone number, including area code:  616-945-2491

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes ___X___             No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            OUTSTANDING AT
                  CLASS                    OCTOBER 21, 1997
                  -----                    ----------------
       Common stock, $2 par value           390,313 shares

===========================================================================

              Hastings Manufacturing Company and Subsidiaries

                                 Contents
                ==========================================


PART I - FINANCIAL INFORMATION
                                                                         PAGE
     Item 1 - Financial Statements:                                      ----

          Report on Review by Independent Certified Public
               Accountants                                                  3

          Condensed Consolidated Balance Sheets -
               September 30, 1997, and December 31, 1996                  4-5

          Condensed Consolidated Statements of Operations -
               Three Months and Nine Months Ended
               September 30, 1997 and 1996                                  6

          Condensed Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1997 and 1996              7-8

          Notes to Condensed Consolidated Financial
               Statements                                                9-11

          Review by Independent Certified Public Accountants               12

     Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      13-18


PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                             19

       Report on Review by Independent Certified Public Accountants
               ============================================

Board of Directors
Hastings Manufacturing Company
Hastings, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Hastings Manufacturing Company and subsidiaries as of September 30, 1997, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and cash flows for the nine-month period ended September 30, 1997 and 1996, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Grand Rapids, Michigan
October 21, 1997

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              Hastings Manufacturing Company and Subsidiaries

                   Condensed Consolidated Balance Sheets
                  ======================================
                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      1997             1996
                                                  -------------    ------------
ASSETS

CURRENT ASSETS
  Cash                                             $    76,270     $ 1,457,783
  Accounts receivable, less allowance
    for possible losses of $334,000
    and $215,000                                     5,514,069       4,893,200
  Refundable income taxes                               50,536          66,667
  Inventories:
    Finished products                                7,055,081       7,134,216
    Work in process                                    415,060         415,581
    Raw materials                                    1,600,128       1,751,323
  Prepaid expenses and other assets                    104,871         152,807
  Future income tax benefits                         2,602,694       2,413,877
  Other current assets                                 942,905               -
                                                   -----------     -----------

TOTAL CURRENT ASSETS                                18,361,614      18,285,454
                                                   -----------     -----------

PROPERTY AND EQUIPMENT
  Land and improvements                                655,248         660,168
  Buildings                                          4,487,611       4,312,633
  Machinery and equipment                           17,973,425      17,035,465
                                                   -----------     -----------

                                                    23,116,284      22,008,266
  Less accumulated depreciation                     14,906,751      14,071,826
                                                   -----------     -----------

NET PROPERTY AND EQUIPMENT                           8,209,533       7,936,440
                                                   -----------     -----------

INTANGIBLE PENSION ASSET                               941,583         941,583
                                                   -----------     -----------

FUTURE INCOME TAX BENEFITS                           5,601,685       6,234,623
                                                   -----------     -----------

OTHER ASSETS                                           174,001       1,056,889
                                                   -----------     -----------

                                                   $33,288,416     $34,454,989
                                                   ===========     ===========

              Hastings Manufacturing Company and Subsidiaries

                   Condensed Consolidated Balance Sheets
                   ====================================
                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      1997             1996
                                                  -------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks                           $ 3,200,000     $ 3,000,000
  Accounts payable                                   1,052,963       1,479,361
  Accruals:
      Compensation                                     528,138         446,422
      Pension plan contribution                        672,800         359,441
      Taxes other than income                          107,260         283,347
      Income taxes                                      47,777               -
      Miscellaneous                                    217,638         240,737
  Current portion of postretirement
      benefit obligation                             1,110,442       1,641,040
  Current maturities of
      long-term debt                                 1,462,500       1,462,500
                                                   -----------     -----------

TOTAL CURRENT LIABILITIES                            8,399,518       8,912,848

LONG-TERM DEBT,
  less current maturities                              931,250       2,028,125

PENSION AND DEFERRED COMPENSATION
  OBLIGATIONS, less current portion                  3,016,517       3,035,576

POSTRETIREMENT BENEFIT OBLIGATION,
  less current portion                              15,399,988      15,545,992
                                                   -----------     -----------

TOTAL LIABILITIES                                   27,747,273      29,522,541
                                                   -----------     -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $2 par value,
      authorized and unissued
      500,000 shares                                         -               -




  Common stock, $2 par value,
      1,750,000 shares authorized;
      390,313 and 390,138
      shares issued and outstanding                    780,626         780,276
  Additional paid-in capital                           145,788         140,206
  Retained earnings                                  6,466,128       5,813,827
  Cumulative foreign currency
      translation adjustment                          (660,993)       (611,455)
  Pension liability adjustment                      (1,190,406)     (1,190,406)
                                                   -----------     -----------

TOTAL STOCKHOLDERS' EQUITY                           5,541,143       4,932,448
                                                   -----------     -----------

                                                   $33,288,416     $34,454,989
                                                   ===========     ===========

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

              Hastings Manufacturing Company and Subsidiaries

              Condensed Consolidated Statements of Operations
                 =========================================
                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                   ------------------                  -----------------
September 30,                                   1997              1996              1997               1996
                                                ----              ----              ----               ----
NET SALES                                    $8,838,664        $9,120,821        $27,193,053        $31,262,856
COST OF SALES                                 5,990,310         6,616,002         18,519,107         22,872,877
                                             ----------        ----------        -----------        -----------

Gross profit                                  2,848,354         2,504,819          8,673,946          8,389,979
                                             ----------        ----------        -----------        -----------

OPERATING EXPENSES
  Advertising                                   107,343            79,008            306,485            294,893
  Selling                                       749,305           819,908          2,282,202          2,786,198
  General and administrative                  1,469,236         1,525,744          4,401,980          4,980,642
  Non-recurring relocation costs                      -                 -                  -            468,422
                                             ----------        ----------        -----------        -----------

                                              2,325,884         2,424,660          6,990,667          8,530,155
                                             ----------        ----------        -----------        -----------

Operating income                                522,470            80,159          1,683,279           (140,176)
                                             ----------        ----------        -----------        -----------

OTHER EXPENSE (INCOME)
  Interest expense                              127,899           164,580            385,022            429,170
  Interest income                                (8,670)          (31,600)           (31,449)          (124,747)
  Other, net                                     17,892            11,600             13,516           (194,338)
                                             ----------        ----------        -----------        -----------

                                                137,121           144,580            367,089            110,085
                                             ----------        ----------        -----------        -----------

Income (loss) before income
  tax expense (benefit)                         385,349           (64,421)         1,316,190           (250,261)

INCOME TAX EXPENSE (BENEFIT)                    153,000           (10,000)           526,000            (85,000)
                                             ----------        ----------        -----------        -----------

NET INCOME (LOSS)                            $  232,349        $  (54,421)       $   790,190        $  (165,261)
                                             ==========        ==========        ===========        ===========


NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK                            $      .60        $     (.14)       $      2.02        $      (.42)

AVERAGE SHARES OF COMMON
  STOCK OUTSTANDING                             390,313           390,473            390,222            389,695

DIVIDENDS PER SHARE
  OF COMMON STOCK                            $      .15        $      .10        $       .35        $       .30

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

              Hastings Manufacturing Company and Subsidiaries

              Condensed Consolidated Statements of Cash Flows
                 ========================================

Nine months ended September 30,                         1997           1996
                                                    -----------     -----------
OPERATING ACTIVITIES
  Net income (loss)                                 $   790,190     $  (165,261)
  Adjustments to reconcile net
     income (loss) to net cash
     from operating activities:
     Depreciation                                     1,013,017       1,045,507
     Deferred income taxes (benefit)                    447,000         (53,000)
     Gain on sale of property
       and equipment                                     (9,534)           (588)
     Change in postretirement
       benefit obligation                              (676,602)         90,072
     Changes in operating
       assets and liabilities:
       Accounts receivable                             (630,906)      1,417,838
     Refundable income taxes                             15,282         126,613
       Inventories                                      205,810          (7,229)
       Prepaid expenses and other
          current assets                                 28,750         (11,641)
       Other assets                                     (41,091)         (6,184)
       Accounts payable and accruals                   (191,315)     (2,208,747)
                                                    -----------     -----------

Net cash from operating activities                      950,601         227,380
                                                    -----------     -----------

INVESTING ACTIVITIES
  Capital expenditures                               (1,300,416)     (1,337,519)
  Proceeds from sale of property
     and equipment                                        5,386           1,000
                                                    -----------     -----------

Net cash for investing activities                    (1,295,030)     (1,336,519)
                                                    -----------     -----------

              Hastings Manufacturing Company and Subsidiaries

              Condensed Consolidated Statements of Cash Flows
                 ========================================

Nine months ended September 30,                         1997           1996
                                                    -----------     -----------
FINANCING ACTIVITIES
  Proceeds from issuance of notes
     payable to banks                                 5,300,000       7,900,000
  Principal payments on notes
     payable to banks                                (5,100,000)     (6,600,000)
  Principal payments on long-term debt               (1,096,875)     (1,096,875)
  Dividends paid                                       (136,669)       (117,105)
                                                    -----------     -----------

Net cash from (for) financing activities             (1,033,544)         86,020
                                                    -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (3,540)        (43,845)
                                                    -----------     -----------

NET DECREASE IN CASH                                 (1,381,513)     (1,066,964)

CASH, beginning of period                             1,457,783       1,909,506
                                                    -----------     -----------

CASH, end of period                                 $    76,270     $   842,542
                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Cash paid during the period for:
     Interest                                       $   389,546     $   418,164
     Income taxes, net of refunds                        15,205           4,880

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

              Hastings Manufacturing Company and Subsidiaries

           Notes to Condensed Consolidated Financial Statements
                   ====================================

NOTE 1 In the opinion of the management of Hastings Manufacturing Company and subsidiaries (Company), the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position as of September 30, 1997, and the results of operations for the three months and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996.

NOTE 2 The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results for all of 1997.

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

NOTE 5 On March 13, 1996, the Company terminated its interest rate swap agreement with a commercial bank. This agreement, having a notional principal amount at the time of termination of $6,487,500, effectively limited the Company's interest rate exposure to a fixed rate of 6.92% on its floating rate borrowings. At termination, the Company received $204,500 from the bank as a result of favorable interest rates. This amount is included in "Other, net" expenses in the accompanying 1996 condensed consolidated statement of operations.

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

          The Transition Agreement provided for the reimbursement to the Company of certain administrative costs directly related to the manufacture and supply of filters and filter components to CLARCOR. Expense reimbursement for the three and nine months ended September 30, 1996, included in net sales, amounted to $10,900 and $776,800, respectively.

          The Transition Agreement also included certain provisions for the continued distribution (not manufacture) of filter products through the Company's Canadian subsidiary, at the discretion of CLARCOR. Related distribution revenue, included in net sales, amounted to $309,000 and $915,000 for the three and nine months ended September 30, 1996. In early November 1996, the Company received notification from CLARCOR that this arrangement would terminate on December 31, 1996.

          Sales, exclusive of the above expense reimbursement, and estimated operating profit amounts for filter operations were approximately as follows:

          September 30, 1996           THREE MONTHS ENDED   NINE MONTHS ENDED
                                       ------------------   -----------------
          Sales                             $879,000            $5,785,000
          Estimated operating profit          87,000               698,000

          Filter-related assets, comprised entirely of accounts receivable, amounted to approximately $52,000 at September 30, 1996. No amounts remained at December 31, 1996.

          Of the total $720,400 employee severance benefits accrued and expensed in September 1995 relating to the sale, $404,402 was paid through September 30, 1996, with the $315,998 balance to be paid in monthly payments through 2005.

          In conjunction with the sale of its filter operations, the Company relocated its piston ring packaging operations from its former Knoxville, Tennessee facility to its Hastings, Michigan facility in 1996. The relocation and associated training costs, all of which were incurred during the first and second quarters of 1996, are non-recurring in nature. While these costs are directly related to the 1995 sale of filter operations and the restructuring of the Company's remaining operations, they were expensed as incurred in 1996 as required by recently issued accounting standards. Total costs incurred amounted to $468,422, and are included as "Non-recurring restructuring and relocation costs" in the accompanying 1996 condensed consolidated statement of operations.

NOTE 7 As disclosed in Note 3 to the Company's consolidated financial statements included in its 1996 Annual Report on Form 10-K, in December 1996, management and the Board of Directors approved a restructuring plan. The plan was designed to significantly reduce operating costs and provide a more streamlined and efficient operating structure concentrating on piston ring manufacturing. Total estimated restructuring costs, amounting to $351,500, were accrued and expensed in the fourth quarter of 1996. Of the total, $247,000 and $104,500 related to employee severance benefits and consulting fees, respectively. All of the consulting fees and $16,300 of the employee severance benefits were paid prior to December 31, 1996. The remaining employee severance benefits, amounting to $230,700, were paid through September 30, 1997.

NOTE 8 One of the many costs reviewed by management as part of its restructuring plan, discussed in Note 7, is the cost of its postretirement benefit plans. For each of the past two years, such costs have exceeded $1.6 million, a cost level that was expected to continue unless plan changes were made. In early April 1997, the Company announced the amendment of its postretirement benefit plans, principally to adjust the cost-sharing provisions. The amendment resulted in a reduction of the Company's accumulated postretirement benefit obligation of $7.35 million, which created an unrecognized prior service benefit. Pre-tax expense for 1997, including amortization of the unrecognized prior service benefit over a period of 15 years, is expected to be reduced by approximately $1,050,000, including $715,000 through September 30, 1997 ($334,000 during the third quarter). The balance will be reflected in the fourth quarter.

              Hastings Manufacturing Company and Subsidiaries

            Review by Independent Certified Public Accountants
                   ====================================



The September 30, 1997 and 1996, condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by BDO Seidman, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

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

While direct filter operations had no impact on 1997 results, comparative operations from 1996 and 1995 continue to be reflected in various relationships as indicated throughout the following analysis.

RESULTS OF OPERATIONS

NET SALES

Net sales in the third quarter of 1997 decreased $282,157, or 3.1%, from $9,120,821 in the third quarter of 1996 to $8,838,664. Net sales for the nine-month period ended September 30, 1997 decreased $4,069,803, or 13.0%, from $31,262,856 in 1996 to $27,193,053. As reported in Note 6, the net sales volume from filter operations was $879,000 in the third quarter of 1996 and $5,785,000 through the first nine months of that year. There are no filter product sales included in the 1997 comparative results. As such, net sales from the remaining products have increased by $597,000, or 7.2%, and $1,715,000, or 6.7%, for the comparative third quarter and nine-month periods, respectively. The Company continues to experience growth within the domestic replacement piston ring market resulting from its refocused efforts begun in early 1996. New account activity throughout 1996 and thus far in 1997 has also contributed to the increase in net sales for non-filter products. The total private brand and original equipment volume continues to slightly trail the 1996 comparative results. Export piston ring activity also trails the 1996 level. The Company is in the process of converting to a more country-direct distribution system for export piston ring sales following the termination of the Company's relationship with its former primary export representative in late 1996. Activity with that representative had been conducted under a series of negotiated three-year agreements. Considering perceived changes in the global markets, and the development of the Company's ability to service those markets, a mutual decision was made to allow the Company's agreement with its export representative to expire as of December
31, 1996.

Net sales in the third quarter of 1996 declined $8,248,643, or 47.5%, from the third quarter of 1995 and were down $21,195,490, or 40.4% through the first nine months of 1996 from the same period in 1995. As total net sales for the Company's non-filter product lines were down $1,522,000 through the first nine months of 1996, the majority of these comparative declines resulted directly from reduced filter related activity between the two years. The decline in non-filter product lines resulted from lower export sales and an internal inventory reduction effort on the part of the Company's primary export representative through mid-1996.

COST OF SALES AND GROSS PROFIT

Cost of sales during the third quarter of 1997 decreased $625,692, or 9.5%, from $6,616,002 in the third quarter of 1996 to $5,990,310. For the first nine months of 1997, cost of sales decreased by $4,353,770, or 19.0%, from $22,872,877 to $18,519,107. The corresponding quarterly and year-to-date gross profit margins increased. The reduced cost of sales total primarily reflects the absence of any filter related volume as detailed above. The comparative increased gross margin percentages reflect the higher inherent margins generated by the remaining product lines comprising the 1997 sales activity. Under the terms of a transition agreement with the purchaser of the filter operations, the gross margin on filter related sales activities during 1996 was quite limited. The gross profit margin increased to 32.2% in the third quarter of 1997 from 31.3% in the second quarter of 1997 due, in part, to a sales mix change with a higher relative volume of domestic piston ring activity in the third quarter. Product cost factors (materials, labor and overhead) have continued to be quite steady through the most recent quarter. Production efficiency gains, as measured by the results of an incentive program, are expected to minimize any significant cost pressures on labor and overhead throughout the next several quarters.

Cost of sales during the third quarter of 1996 decreased $8,030,260, or 54.8%, from the third quarter of 1995. For the first nine months of 1996, cost of sales decreased by $19,090,236, or 45.5%, from the same period in 1995. Again, the primary factor in these declines was the significant net sales decline resulting from the filter operations sale in September 1995. Filter component sales to the purchaser under the transition agreement were phased out by August 1996. As such, the cost of sales decline, as driven by the related net sales decline, was higher during the third quarter than through the first half of 1996. The gross margin reported in the 1996 comparative quarterly and nine-month periods was higher than 1995 due to the reduced sales of lower-margin filter products. The 1996 results were also favorably impacted by the liquidation of certain LIFO inventory reserves related to the final transfer of inventory balances to the purchaser.

OPERATING EXPENSES

Total operating expenses for the third quarter of 1997 decreased $98,776, or 4.1%, from $2,424,660 to $2,325,884. For the 1997 nine-month period, these expenses decreased $1,539,488, or 18.0%, from $8,530,155 to $6,990,667.
These reductions reflect the absence of filter expenses in 1997 as well as the positive results of the restructuring plan as reported in the 1996 Annual Report. Advertising costs are up slightly in both the current third quarter and nine-month periods, however, reflecting the cost of a biannual catalog required in 1997 and increased cooperative advertising costs as driven, in part, by higher domestic aftermarket net sales. Selling expenses, which decreased both in the current quarter and year-to-date, continue to reflect the full phase-out of filter support activities by the Company as of the end of 1996. Most of the filter support costs were phased out by June of 1996 though certain costs continued reflecting the Canadian subsidiary's support activities through the end of 1996. These filter support costs, reported within the selling expense category for 1996, totaled $425,000 through the nine-month period ended September 30, 1996. These costs, as well as the general and administrative amount noted below, were billed back to the purchaser with the resulting total included in Net Sales as revenue for services. Total selling expenses, net of those filter items, still reflect a year-to-date decline of approximately $79,000. That decline is the net result of higher volume-sensitive costs (agents' commissions and sales staff compensation) offset by savings resulting from the noted restructuring effort (lower direct staff levels and related support costs).

The general and administrative category for 1996 likewise included certain filter support costs totaling $294,000 through the first nine months of 1996. Net of filter support costs, the 1997 general and administrative expenses are down $284,662, or 6.1%, from the first nine months of 1996. For the third quarter, the 1997 total general and administrative expense is down $56,508, or 3.7%, from the third quarter of 1996. This expense category continues to reflect consistent declines in most of the personnel driven expenses reflecting the impact of the December 1996 restructuring effort. Many of the general office operating costs have likewise declined, further reflecting the reduced demands from the post-filter operating environment. The "Non-recurring relocation costs" for the nine-month period in 1996 reflects costs associated with the relocation of certain inventories and shipping operations out of the Company's former Knoxville, Tennessee facility.

Total operating expenses during both the third quarter and first nine months of 1996 decreased significantly from the comparative periods in 1995. Again, the filter operations sale is the primary factor in these relationships as the Company scaled down multiple programs and personnel relative to the refocused operations. As noted above, however, 1996 did absorb significant operating expenses associated with the post-filter transition including both the inventory relocation effort in the first half of that year and the subsequent restructuring costs in the final quarter of that year.

OTHER EXPENSES

Other expenses netted to $137,121 for the third quarter of 1997 compared to $144,580 for the third quarter of 1996. For the nine-month period, other expenses netted to $367,089 for 1997 versus $110,085 for the same period in 1996. The net interest position continues to reflect both lower expense and income in the 1997 comparative periods. This reflects a continued decline in our net borrowed position resulting from normal long-term debt amortization activity combined with the use of interest earning funds previously held for capital equipment acquisitions. The 1997 interest income amount primarily reflects earnings on the balance of escrowed funds to be held through September 1998 related to the filter operations sale. The 1996 "Other, net" nine-month results reflect a $205,000 gain from the termination of an interest rate swap agreement in March of that year.

TAXES ON INCOME

The 1997 effective tax rates (39.7% for the third quarter and 40.0% year-to-date) are higher than the domestic federal rate due primarily to the impact of various state income taxes. As of September 30, 1997, the Company maintained net deferred income tax assets of $8,204,379. The major components include the tax effects of net operating loss carryforwards and accrued retirement and postretirement benefit obligations. The realization of this recorded benefit is dependent upon the generation of future taxable income.

Management believes it is more likely than not that adequate levels of future taxable income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations and the remaining net deductible temporary differences.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements continue to be for operating expenses, including labor costs and raw materials, and for funding accounts receivable, capital expenditures and long-term debt service. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. The sale of the filter operations in 1995 had a significant impact upon the 1995 and 1996 cash flow activities. Considering its full transition out of filter operations, and the impact of the restructuring required to support the smaller organization, the Company expects to generate sufficient future funds from operations and bank borrowings to fund its growth and operating needs. The short-term borrowing lines currently available to the Company total $5 million. The majority of those funds are available on a LIBOR based interest rate. An interest rate collar arrangement is currently in place effectively limiting the borrowing rate on these funds to a minimum of 6.75% and a maximum of 8.25%. As of September 30, 1997, there were $3.2 million borrowed against these available lines.

During the first nine months of 1997, the Company generated net cash of $950,601 from operating activities. The reported net income and depreciation, combined with reductions in the net deferred income tax asset, inventories and prepaid assets, were more than sufficient to absorb the net increase in accounts receivable and the net decline in accounts payable and accruals and the periodic postretirement benefit obligation. The net deferred income tax asset reduction, primarily resulting from the current utilization of net operating loss carryforwards, reflects the Company's favorable nine-month performance while the accounts payable and accruals decline reflects the normal payment of various year-end liabilities. The change in the postretirement benefit obligation is due primarily to medical coverage program changes implemented earlier this year as a result of the restructuring effort, as discussed in Note 8. The investing activities for the first nine months of 1997 reflect the application of funds held throughout 1996, as noted above, for capital equipment acquisitions. The fourth quarter of 1997 should reflect moderate additional capital expenditures. The financing activities for the first nine months of 1997 reflect the continued normal amortization of the Company's long-term debt position, as well as a reduced volatility in, and reliance upon, its short-term debt lines.

The Company has now absorbed significant change during the past two-year period. With its final transition out of all filter activities, and the benefits derived thus far from the restructuring effort, the Company anticipates that operations (which will not be subject to current cash outflows for U.S. income taxes due to utilization of the net operating loss carryforwards), will generate adequate cash flows to fund its working capital, capital outlays and dividend needs through 1997.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board (FASB) issued two new disclosure standards.

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

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

     (a) EXHIBIT. The following documents are filed as an exhibit to this report on Form 10-Q:

          EXHIBIT
          NUMBER              DOCUMENT
          ------              --------

            10 Transition Agreement, dated September 3, 1995, among Hastings Filters, Inc., Hastings
                         Manufacturing Company and Hastings Inc. and joined in by CLARCOR Inc.

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


                              HASTINGS MANUFACTURING COMPANY



Date: November 13, 1997       By: /S/ MONTY C. BENNETT
                                  Monty C. Bennett
                                  Its Vice President, Employee Relations,
                                  Secretary and Director


Date: November 13, 1997       By: /S/ THOMAS J. BELLGRAPH
                                  Thomas J. Bellgraph
                                  Its Vice President, Finance

                               EXHIBIT INDEX


          EXHIBIT
          NUMBER              DOCUMENT
          ------              --------

            10 Transition Agreement, dated September 3, 1995, among Hastings Filters, Inc., Hastings
                         Manufacturing Company and Hastings Inc. and joined in by CLARCOR Inc.

            27           Financial Data Schedule