Form 10-K405
period 1997-12-31
HASTINGS MANUFACTURING CO
filed 1998-03-30
CIK 46109

===========================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                             ________________

                                 FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the year ended December 31, 1997
                                    OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to __________.

                       Commission File Number 1-3574

                      HASTINGS MANUFACTURING COMPANY
          (Exact name of registrant as specified in its charter)


                   Michigan                           38-0633740
           (State of incorporation)                (I.R.S. Employer
                                                 Identification No.)

           325 North Hanover Street
              Hastings, Michigan                        49058
   (Address of principal executive offices)           (Zip Code)

    Registrant's telephone number, including area code:  (616) 945-2491

        Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS               ON WHICH REGISTERED
       ---------------------------------     ---------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      [X]

Aggregate market value of voting stock of Registrant held by non-affiliates as of March 20, 1998 was $6,297,291.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 20, 1998:

              Common Stock - $2 par value     391,963 Shares

            Documents and Information Incorporated by Reference

   Part III, Items 10, 11, 12 and 13    Proxy Statement for Annual Meeting
                                             to be held May 5, 1998


===========================================================================

                                  PART I


ITEM 1.   BUSINESS.

          Hastings Manufacturing Company (the "Company") is a Michigan corporation organized in 1929 with its headquarters and U.S. manufacturing facilities in Hastings, Michigan.

          The Company operates in one business segment, automotive replacement parts. It primarily produces and sells automotive and light duty truck piston rings. To a lesser extent, it packages and sells mechanics' specialty hand tools and additives for engines, transmissions and cooling systems. These products are distributed nationally and internationally through numerous warehouse distributors, large-scale engine rebuilders and various retailer outlets primarily in the automotive replacement market. Certain of the Company's piston ring products are produced for original equipment applications.

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

          As described in Note 3 to the Consolidated Financial Statements (included in Item 8), in December 1996, management and the Board of Directors approved a restructuring plan designed to significantly reduce operating costs and provide for a more streamlined operating structure concentrating on piston ring manufacturing. In addition to reducing staffing levels at both the U.S. and Canadian manufacturing facilities, the restructuring plan calls for the termination of most Canadian piston ring manufacturing effective April 30, 1997. The Company's Canadian subsidiary continues to distribute piston rings throughout Canada. However, its product is now sourced primarily by U.S. operations. The Canadian facility also continues to manufacture certain piston ring parts and provide packaging operations for tools and piston ring sets.

          Fiscal 1997 was a critical year for the Company as it returned to profitability, recognizing net income for the first full year since 1994. This return to profitability was the result of various factors, including
(1) a net sales gain in 1997 from 1996 within the remaining products lines,
(2) a gross profit percentage improvements driven, in part, by the completion of the transition period in 1996 and (3) a net reduction in operating expenses reflecting the absorption of certain non-recurring items in 1996 and the favorable impact of the restructuring effort in 1997.

          Fiscal 1997 also saw significant changes in the way the Company distributes its products overseas and, at home, how changes in the manufacturing processes improved quality and productivity.

          Prior to 1997, the Company had a single distributor conducting the majority of its export sales under a series of negotiated three-year contracts. Considering perceived changes in the global market, a mutual decision was made to allow this arrangement to expire effective December 31, 1996. During 1997, the Company made significant progress in expanding its overseas distribution channels on a country-direct basis. By the close of 1997, the Company had contracted with new distributors and was selling products direct in Australia, South America, the Middle East, Israel, Puerto Rico and South America. While export sales were down in 1997 compared to 1996, due to the time lag associated with converting to the direct export distributors, the Company remains committed to broadening its direct export business and feels that efforts will be justified in the coming years.

          Beginning in 1996 and carrying over to 1997, the Company made significant strides in improving its manufacturing operations. The Company's initiatives to improve quality and productivity were rewarded with QS-9000 and ISO-9002 quality registrations in July 1997.

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

          The Company and its subsidiaries have a total employment of approximately 440 employees. Employee relations at all of the Company's plant locations are considered to be satisfactory.

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

ITEM 2.   PROPERTIES.

          The general offices and manufacturing and distribution plant, which produces and distributes piston rings and, through the transition date discussed in Item 1 above, produced filters and filter component parts for CLARCOR Inc., are owned by the Company and are located at 325 North Hanover Street, Hastings, Michigan. This facility consists of approximately
260,000 square feet of production space, 154,000 square feet of available warehouse area, and 35,000 square feet of office area.

          The Company's wholly owned Canadian subsidiary, Hastings, Inc., owns and operates manufacturing and warehouse facilities for piston rings, oil additives, and mechanics' hand tools and is located in Barrie, Ontario. This facility includes approximately 65,000 square feet of production and warehouse space and 4,000 square feet of office space.

          As of year-end, production levels within the Company's Hastings, Michigan facility were near 75% of capacity.

ITEM 3.   LEGAL PROCEEDINGS.

          The Company is not a party to any pending legal proceedings other than routine litigation incidental to its business. In the opinion of management, the outcome of any litigation currently pending will not materially affect the Company's consolidated financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted during the fourth quarter of 1997 to a vote of security holders through the solicitation of proxies or otherwise.


                                  PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS.

          The Company's common stock is traded on the American Stock Exchange (ticker symbol HMF). At March 20, 1998, there were 391,963 outstanding shares and the approximate number of shareholders, excluding those held by security brokers, was 299.

          High and low sales prices and cash dividends, per quarter, are as set forth below. All results are on a pre-split basis and have not been adjusted to reflect the two-for-one stock split as discussed in Note 12 to the Consolidated Financial Statements in Item 8 below.

                                    1997                          1996
                        ----------------------------   ---------------------------
                                             CASH                          CASH
                           STOCK PRICE     DIVIDENDS     STOCK PRICE     DIVIDENDS
                         HIGH       LOW      PAID      HIGH       LOW      PAID
                        ----------------------------------------------------------
First Quarter. . . .    30-1/4     25         .10     23-3/4     21         .10
Second Quarter . . .    28-7/8     26         .10     26         22-3/4     .10
Third Quarter. . . .    39-1/4     26-3/4     .15     27         23         .10
Fourth Quarter . . .    41-1/2     37-3/4     .15     26         24         .10

          The Company expects to continue its policy of paying regular quarterly dividends, although this policy is dependent upon future earnings, capital requirements, and financial condition. In addition, cash dividends are restricted in accordance with the Company's loan agreements as described in Note 6 to the Consolidated Financial Statements included in
Item 8 below. Unrestricted retained earnings under the agreements amounted to $2,183,785 at December 31, 1997.

          The Company made no unregistered sales of any of its securities during fiscal year 1997.

ITEM 6.   SELECTED FINANCIAL DATA.

                                         1997             1996<F2>          1995<F3>           1994             1993<F4>
                                      -----------       -----------       -----------       -----------       -----------
Net Sales . . . . . . . . . . . .     $35,574,954       $39,408,610       $63,228,312       $74,572,222       $72,477,617
Net Income (Loss) . . . . . . . .         955,233          (884,843)       (3,023,180)          448,921       (10,254,450)
Basic and Diluted Net
  Income (Loss) per Share<F1> . .            1.24             (1.15)            (3.93)              .58            (13.34)
Long-Term Debt. . . . . . . . . .         565,625         2,028,125         3,490,625         6,223,900         4,340,150
Total Assets. . . . . . . . . . .      33,390,331        34,454,989        37,547,568        47,854,279        46,149,236
Dividends per Share<F1> . . . . .             .25               .20               .20               .20               .20
Average Shares Outstanding:<F1>
  Basic . . . . . . . . . . . . .         768,516           768,516           768,516           768,516           768,516
  Diluted . . . . . . . . . . . .         768,680           768,516           768,516           768,516           768,516


<F1> Average shares outstanding and the related per share results have been adjusted to reflect the two-for-one stock split discussed in Note 12 to the Consolidated Financial Statements included in Item 8 below.

<F2> The 1996 data includes non-recurring restructuring and relocation costs totaling $819,900. Refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 2 and 3 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementing Data."

<F3> The 1995 data includes the effects of the sale of filter operations and the subsequent realignment of the organizational structure to a smaller size. Refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data."

<F4> The 1993 data includes the cumulative effect of changes in accounting principles of ($11,208,934) or ($14.59) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Following the sale of the Company's filter assets and operations in September 1995, as discussed in Note 2 to the Consolidated Financial Statements, quarterly and annual results were impacted to varying degrees through the fourth quarter of 1996. The Company was obligated during a transition period to provide the purchaser with support for the filter operations. The terms of the related Transition Agreement have been fully documented in previous disclosures. Numerous operating relationships were impacted by the sale and by the subsequent transition period. While filter operations had no direct impact on the 1997 results, comparative operations from 1996 and 1995 continue to reflect certain "filter" relationships as indicated throughout the following analysis. In addition to the filter operations sale impact, the Company announced a restructuring program in the fourth quarter of 1996 as discussed in Note 3 to the Consolidated Financial Statements. The impact from that program is likewise reflected in the following analysis as applicable.

          For the year, the Company generated net income of $955,233 compared to a net loss of $884,843 in 1996. This return to profitability was the result of various factors, each of which is more fully described below. These include (1) a net sales gain in 1997 from 1996 within the remaining product lines, (2) a gross profit percentage improvement driven, in part, by the completion of the transition period in 1996 and (3) a net reduction in operating expenses reflecting the absorption of certain non-recurring items in 1996 and the favorable impact of the restructuring effort on 1997.

          For 1997, the Company reported four quarters of positive earnings from operations for the first time since 1993. Contrary to 1996, when significant positive and/or negative factors impacted the individual quarterly results, 1997 realized a more consistent operating performance.

RESULTS OF OPERATIONS

NET SALES

          The Company's net sales increased by $236,147 in the final quarter of 1997 relative to 1996 despite the inclusion of $207,800 of "filter sensitive" volume in the 1996 period. As such, sales from the remaining products increased by $443,947, or 5.6%, in the 1997 final quarter from the same period in 1996.

          The net sales decline of 9.7% for the full year of 1997 versus 1996, from $39,408,610 to $35,574,954, reflects an impact from the filter transition. Total 1996 filter related sales were $5,992,800. Net of this component, the remaining product lines posted a net sales gain of 6.5%, or $2,159,144. As discussed in Note 11, the Company's export sales volume was down in 1997 from 1996. This was due to lower export sales through traditional export channels and the time lag associated with converting additional export markets to a country-direct basis. This market conversion effort follows the expiration of an agreement with our former export representative as of December 31, 1996. Activity with that representative had been conducted under a series of negotiated three-year agreements. Considering perceived changes in the global market, a mutual decision was made to allow the arrangement to expire. The Company remains committed to broadening its direct export business and feels that those efforts will be justified in the coming years. Following on the success of 1996 in its traditional domestic aftermarket channels, the Company again realized solid growth during 1997. These gains were achieved through a continued focus on our aftermarket customers combined with the presence of an acceptable sales order fill performance. That order fill success continued a commitment from 1996 following the Company's less than desired performance in this area through much of 1995. The Company's private brand and original equipment volumes were steady in 1997 when compared to their 1996 levels. That volume is primarily driven by industry demands that were relatively flat in 1997. While the Company remains cautious as to its private brand and original equipment markets, early 1998 results are favorable in both its domestic and export sales activities.

          Net sales in 1996 were down $23,819,702, or 37.7%, from 1995.
Approximately $22,300,000 of that decline was directly related to the filter operations sale with the remaining decline resulting from a reduction in sales of the remaining product lines. That decline resulted directly from reduced export sales in 1996 from 1995 reflecting lower export sales through the Company's traditional markets and an inventory reduction effort on the part of the Company's former primary export representative through 1996. That volume decline was a factor in the decision to expand our country-direct efforts.

COST OF SALES AND GROSS PROFIT

          Total cost of sales for 1997 declined by $5,013,944, or 17.1%, from 1996. The reported gross profit percentage increased to 31.7% for the full year 1997 from 25.7% in 1996. The aggregate cost of sales reduction, with a corresponding improvement of the gross profit percentage, reflects the absence of any filter operations in 1997 following the inclusion of $5,992,800 of filter net sales activity in 1996. That filter activity included $736,000 of support expenses billed back to the filter operations purchaser. The gross margin on the remainder of the filter related sales was at a minimal rate as dictated by the terms of the Transition Agreement. In addition to specific filter product costs included in the 1996 results, certain product driven distribution and support operating costs are included in cost of sales. Those operating costs declined following the 1996 relocation from the Knoxville facility. Distribution costs decreased from $1,925,000 in 1996 to $921,000 in 1997. In addition, the reduction of certain other costs, such as retiree medical expenses, combined with the absence of all Knoxville related support costs contributed to the lower cost of sales level in 1997. With respect to retiree medical expenses, reference is made to Note 9 to the Consolidated Financial Statements in
Item 8, which more fully discusses the April 1997 amendment to the Company's postretirement benefit plans, the related financial statement effects and a recent response to such by legal representatives of certain affected retirees. For 1997, product cost factors (materials, labor and overhead) changed little from 1996. Material costs incurred only minimal inflation as reflected in Note 4. Though labor rates increased by 3% early in 1997, productivity gains offset most of that adjustment. The gross profit margin generated in the fourth quarter (31.2%) was only slightly lower than the margin reported through the third quarter of this year (31.9%). Higher payroll support costs, including pension costs and workers' compensation premiums, contributed to this lower relative margin in the final quarter of 1997.

          Total cost of sales for 1996 declined by $20,666,684, or 41.4%, from 1995. The primary contributor to this significant net dollar decline was again the reduced filter operations throughout 1996. The corresponding increase in the realized gross profit margin percentage for 1996 (25.7%) from 1995 (21.0%) was the result of several factors. Relocation out of the Knoxville facility in early 1996 resulted in lower relative distribution costs in the 1996 cost of sales category. In addition, the phase-out of filter operations in general, combined with the improved distributor piston ring volume, further improved the 1996 realized gross profit percentage. The 1996 results were also favorably impacted by the liquidation of certain

LIFO inventory reserves related to the final transfer of inventory balances to the purchaser.

OPERATING EXPENSES

          Total operating expenses declined $1,896,427, or 17.1%, from $11,082,798 to $9,186,371. As a percent of net sales, these costs declined 2.3%, from 28.1% in 1996 to 25.8% in 1997. Exclusive of the non-recurring restructuring and relocation costs discussed below, 1997 operating expenses still declined by $1,076,527. This reduction reflects the absence of filter expenses in 1997, as well as the positive results of the restructuring plan as reported in Note 3. Advertising, up $23,321, or 6.7%, reflects increased outlays for a biannual product line catalog and cooperative advertising programming offset by lower support staff salaries and reduced printed materials purchases. Selling expenses, down $472,928, or 13.2%, primarily reflects reduced sales staff support costs driven by the restructuring efforts by both the parent company and the Canadian subsidiary. In addition, this expense line item now reflects the full absence of any filter related sales support costs as incurred through the 1996 comparative period. These filter support costs, reported within the selling expense category, totaled $425,000 for 1996. The general and administrative expenses, down $626,920, or 9.9%, in 1997 from 1996, reflect several factors. This category included certain filter support costs totaling $311,000 in 1996 that were "billed back" to the purchaser in combination with the noted selling expenses. In addition, this category reflects a consistent decline in many of the general office operating costs, reflecting the reduced demands from the post-filter operating environment, as well as a reduction in retiree medical expenses as discussed in Note 9. Slightly offsetting these cost reductions was the 1997 cost related to Year 2000 compliance, as discussed below. The non-recurring restructuring and relocation costs for 1996 reflect the costs associated with the relocation of certain inventories and shipping operations out of the Company's former Knoxville, Tennessee facility and the restructuring program announced in the fourth quarter of 1996. These events are more fully discussed in Notes 2 and 3 to the Consolidated Financial Statements.

          During 1997, the Company utilized the services of an outside consultant to assist in converting its computer systems to be Year 2000 compliant. At December 31, 1997, management believes the Company's core mainframe operating system and applications, its personal computer (PC) operating systems and the majority of its PC applications are compliant. The remaining PC applications are expected to be compliant during 1998 with the next software release or upgrade. Manufacturing equipment testing for Year 2000 compliance has been substantially completed with the remainder to be completed during 1998. The Company's software vendors have been contacted requesting assurances regarding Year 2000 compliance. Responses are in the process of being received and reviewed. Costs relating to the project during 1997, which approximated $110,000, were expensed as incurred and are included in 1997 "General and Administrative" expenses. Future costs to be incurred to complete the Year 2000 project are not expected to be material.

          Total operating expenses for 1996 decreased significantly from 1995 for each of the primary categories. Again, the filter operations sale was the primary factor in that decline as the Company scaled down multiple programs and personnel relative to the refocused operations. As noted above, however, 1996 then absorbed significant operating expenses associated with the post-filter transition including both the inventory relocation effort in the first half of that year and the subsequent restructuring costs in the fourth quarter of that year.

OTHER EXPENSES

          Other expenses, net increased by $261,639 in 1997 from 1996.
The net interest position for 1997 reflects both lower expense and income. This relationship represents a continued decline in net borrowings resulting from normal long-term debt amortization combined with the use of interest earning funds previously held through 1996 for capital equipment acquisitions. The 1997 interest income amount primarily reflects earnings on the balance of escrowed funds to be held through September 1998 related to the filter operations sale. The favorable 1996 "Other, net" results reflect a $204,500 gain from the termination of an interest rate swap agreement in March of that year.

          Other expenses, net declined by $712,746 in 1996 from 1995. The comparative interest expense and interest income relationships reflect primarily the impact from financing activities related to the filter operations sales. Following the sale, various short-term and long-term debt obligations were liquidated. In addition, 1995 absorbed the minimal loss incurred on the filter operations sale while 1996 absorbed the gain from the noted favorable interest rate swap termination.

TAXES ON INCOME

          The impact of income taxes on the reported results of the Company is detailed in Note 10 to the Consolidated Financial Statements. The 1997 effective tax rate of 39.4% is higher than the statutory federal rate due primarily to the impact of state income taxes. The 1996 effective tax credit rate of 28.5% is lower than the statutory rate due primarily to the increase of a valuation allowance for certain unused foreign tax credits and the recognition of an accumulated state income tax obligation. The 1995 effective tax credit rate of 19.2% was due primarily to the initial establishment of that valuation allowance for unused tax credits and the reversal and adjustment of certain prior temporary differences.

          As of December 31, 1997, the Company recorded net deferred income tax assets of $8,180,610. The major components included the tax effect of net operating loss carryforwards of $796,643 and accrued retirement and postretirement benefit obligations totaling $6,512,584. The realization of these recorded benefits is dependent upon the generation of future taxable income.

          The net operating loss carryforwards fully expire in 2010 and 2011, if not previously utilized. Management has prepared projections of taxable income for future years indicating that the cumulative net operating loss is expected to be fully utilized by early 1999. Management elected to carry the entire operating loss forward to future years rather than carry a portion of it back to prior years because carrying the loss back would result in the loss of certain foreign tax credits. It is further felt that the 1995 and 1996 operating losses resulted from factors that are not expected to recur. They were largely attributable to the Company's transition out of the filter operations and a delay in recognizing the restructuring required to support the ongoing product operations. As evidenced by the improved 1997 results, management is confident that the restructuring will result in continued profitability.

          The Company further expects to be able to realize the deferred tax assets related to the retirement and postretirement benefit obligations as it pays these benefits. Such payments will constitute an expense which is deductible for tax reporting purposes over many future years. During each of the last ten years, with the exception of 1995 and 1996, the Company has been able to deduct these benefits for tax reporting purposes and reduce its current tax liability accordingly. Amounts currently paid and deducted have historically approximated the annual expense recognized for financial reporting purposes. As a result of the retiree medical plan amendment as discussed in Note 9, current tax deductible payments are expected to exceed the annual expense recognition for financial reporting purposes, thus accelerating the absorption of the future periods' tax benefit.

          Management believes it is more likely than not that adequate levels of future income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations and the remaining net deductible temporary differences. In addition, based upon projected foreign source income, management believes it is more likely than not that the foreign tax credits will be utilized prior to their expiration.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary cash requirements continue to be for operating expenses, including labor costs and raw materials, and for funding accounts receivable, capital expenditures and long-term debt service. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. The sale of the filter operations in 1995 had a significant impact upon the 1995 and 1996 cash flow activities. With the full transition out of filter operations, and the favorable impact to date of the restructuring effort, the Company expects to generate sufficient future funds from operations and bank borrowings to fund its growth and operating needs. The short-term borrowing lines available to the Company as of December 31, 1997 totaled $4.7 million, of which $1.3 million was unused. During January 1998, the Company obtained an additional $1.5 million unsecured line of credit with another bank. An interest rate collar arrangement is currently in place, effectively limiting the borrowing rate on certain long-term and short-term funds to a minimum of 6.75% and a maximum of 8.25%.

          During 1997, the Company generated net cash of $2,129,643 from operating activities. The reported net income, depreciation and deferred income tax components were only partially countered by increased accounts receivable and a reduction in the postretirement benefit obligation. The deferred income tax change reflects the absorption of a portion of the loss carryforwards in the current year while the postretirement benefit factor reflects, in part, the current impact from the plan modification effective in April 1997. The investing activities for 1997 essentially reflect capital equipment purchases of $1,770,302 as the Company continues to enhance its production capabilities. That total should decline somewhat in 1998 as the Company focuses on certain capacity issues. The financing activities for 1997 reflect a modest decrease in our reliance upon short-term borrowings combined with the reduction of long-term debt levels through normally scheduled quarterly payments.

          During 1996, the Company generated net cash of $1,188,280 from operating activities. The reported net loss and the reductions in accounts payable and accruals were more than offset by depreciation expense and by reductions in accounts receivable and inventories. The realized reductions in accounts payable, accounts receivable and inventories were primarily a result of the Company's full transition out of filter operations. The outlay of $1,343,291 for capital expenditures in 1996 reflects, in part, enhancements to the Hastings, Michigan facility in relation to the inventory and shipping operations relocation from the Knoxville facility. The financing activities for 1996 reflected a reduced reliance upon short-term borrowings throughout most of that year combined with the reduction of long-term debt levels through scheduled payments.

          From a cash flow perspective, 1995 was a year of substantial change. The Company incurred an operating loss while attempting to structure its transition out of the filter operations. Proceeds from the sale, however, were used to acquire capital assets in support of continuing product operations and to restructure our debt position as evidenced by the financing activities section. Within the operating activities section, inventory levels were increased late in the year in response to customer backorder concerns from earlier in that year.

          The structure and operations of the Company have changed considerably over the past three year period. With the filter operations transition completed and the initial benefits now being reflected from the restructuring effort, the Company anticipates that operations (which should be subject to minimal current cash outflows for U.S. income taxes due to utilization of the net operating loss carryforwards), in combination with the unused portion of available short-term lines of credit, will generate adequate cash flows to fund its working capital, capital outlays and dividend needs through 1998.

NEW ACCOUNTING STANDARDS

          Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, issued in June 1997, establishes standards for the reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

          SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, issued in June 1997 and which supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

          SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, issued in February 1998, revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as when they were first required to be presented.

          All three of these new Statements are effective for the Company in 1998 and require restatement of prior year comparative information. The implementation of these new Statements will not affect results of operations and financial position, but may have an impact on future financial statement disclosures. With respect to SFAS No. 131, the Company does not expect to change its operating segment groupings.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

          With the exception of historical matters, the matters discussed in this commentary include certain predictions and projections that may be considered forward-looking statements under securities laws, including, but not limited to, those statements under the captions "Results of Operations" and "Liquidity and Capital Resources." These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK.

          No information is required to be disclosed under this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              Hastings Manufacturing Company and Subsidiaries

                        Consolidated Balance Sheets

===========================================================================
                                                             DECEMBER 31
                                                       1997              1996
                                                    -----------       -----------
ASSETS

CURRENT ASSETS
  Cash                                              $   558,172       $ 1,457,783
  Accounts receivable, less allowance
     for possible losses of $215,000                  5,148,906         4,893,200
  Refundable income taxes                                13,475            66,667
  Inventories (Note 4):
     Finished products                                7,460,534         7,134,216
     Work in process                                    572,307           415,581
     Raw materials                                    1,239,657         1,751,323
  Prepaid expenses and other assets                      75,669           152,807
  Future income tax benefits (Note 10)                2,351,687         2,413,877
  Other current assets (Note 2)                         958,517                 -
                                                    -----------       -----------

TOTAL CURRENT ASSETS                                 18,378,924        18,285,454
                                                    -----------       -----------

PROPERTY AND EQUIPMENT
  Land and improvements                                 658,243           660,168
  Buildings                                           4,633,937         4,312,633
  Machinery and equipment                            18,180,840        17,035,465
                                                    -----------       -----------

                                                     23,473,020        22,008,266
  Less accumulated depreciation                      15,156,120        14,071,826
                                                    -----------       -----------

NET PROPERTY AND EQUIPMENT                            8,316,900         7,936,440
                                                    -----------       -----------

INTANGIBLE PENSION ASSET (Note 8)                       815,189           941,583

FUTURE INCOME TAX BENEFITS (Note 10)                  5,828,923         6,234,623


OTHER ASSETS (Note 2)                                    50,395         1,056,889
                                                    -----------       -----------

                                                    $33,390,331       $34,454,989
                                                    ===========       ===========

       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              Hastings Manufacturing Company and Subsidiaries

                        Consolidated Balance Sheets

===========================================================================
                                                             DECEMBER 31
                                                       1997              1996
                                                    -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks (Note 5)                   $ 3,400,000       $ 3,000,000
  Accounts payable                                    1,475,098         1,479,361
  Accruals:
     Compensation                                       494,781           446,422
     Pension plan contribution (Note 8)                 608,786           359,441
     Taxes other than income                            172,854           283,347
     Miscellaneous                                      217,731           240,737
  Current portion of postretirement
     benefit obligation (Note 9)                      1,110,442         1,641,040
  Current maturities of long-term
     debt (Note 6)                                    1,462,500         1,462,500
                                                    -----------       -----------

TOTAL CURRENT LIABILITIES                             8,942,192         8,912,848

LONG-TERM DEBT, less current
  maturities (Note 6)                                   565,625         2,028,125

PENSION AND DEFERRED COMPENSATION
  OBLIGATIONS, less current portion
  (Note 8)                                            3,243,618         3,035,576

POSTRETIREMENT BENEFIT OBLIGATION,
  less current portion (Note 9)                      15,318,770        15,545,992
                                                    -----------       -----------

TOTAL LIABILITIES                                    28,070,205        29,522,541
                                                    -----------       -----------

COMMITMENTS AND CONTINGENCIES
  (Notes 6, 8 and 9)





STOCKHOLDERS' EQUITY (Notes 6, 7, 8 and 12)
  Preferred stock, $2 par value,
     authorized and unissued 500,000 shares                   -                 -
  Common stock, $2 par value, 1,750,000
     shares authorized; 780,626 and
     388,138 shares issued and
     outstanding                                      1,561,252           780,276
  Additional paid-in capital                            145,788           140,206
  Retained earnings                                   5,793,219         5,813,827
  Cumulative foreign currency
     translation adjustment                            (750,655)         (611,455)
  Pension liability adjustment (Note 8)              (1,429,478)       (1,190,406)
                                                    -----------       -----------

TOTAL STOCKHOLDERS' EQUITY                            5,320,126         4,932,448
                                                    -----------       -----------

                                                    $33,390,331       $34,454,989
                                                    ===========       ===========

       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              Hastings Manufacturing Company and Subsidiaries

                   Consolidated Statements of Operations

===========================================================================
                                                          YEAR ENDED DECEMBER 31,
                                                  1997             1996             1995
                                               -----------      -----------      -----------
NET SALES                                      $35,574,954      $39,408,610      $63,228,312

COST OF SALES (Note 9)                          24,285,197       29,299,141       49,965,825
                                               -----------      -----------      -----------

Gross profit                                    11,289,757       10,109,469       13,262,487
                                               -----------      -----------      -----------

OPERATING EXPENSES
  Advertising                                      372,981          349,660        1,295,321
  Selling                                        3,120,215        3,593,143        6,101,583
  General and administrative
    (Note 9)                                     5,693,175        6,320,095        8,631,503
  Non-recurring restructuring
    and relocation costs
    (Notes 2 and 3)                                      -          819,900                -
                                               -----------      -----------      -----------

                                                 9,186,371       11,082,798       16,028,407
                                               -----------      -----------      -----------

Operating income (loss)                          2,103,386         (973,329)      (2,765,920)
                                               -----------      -----------      -----------

OTHER EXPENSES (INCOME)
  Interest expense                                 510,322          570,397          892,891
  Interest income                                  (47,062)        (145,853)        (121,091)
  Loss on sale of filter
    operations (Note 2)                                  -                -           67,254
  Other, net                                        62,893         (160,030)         138,206
                                               -----------      -----------      -----------

                                                   526,153          264,514          977,260
                                               -----------      -----------      -----------

Income (loss) before income tax
  expense (benefit)                              1,577,233       (1,237,843)      (3,743,180)


INCOME TAX EXPENSE (BENEFIT)
  (Note 10)                                        622,000         (353,000)        (720,000)
                                               -----------      -----------      -----------
NET INCOME (LOSS)                              $   955,233      $  (884,843)     $(3,023,180)
                                               ===========      ===========      ===========


BASIC AND DILUTED NET INCOME (LOSS) PER
  SHARE OF COMMON STOCK (Note 12)              $      1.24      $     (1.15)     $     (3.93)
                                               ===========      ===========      ===========

       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              Hastings Manufacturing Company and Subsidiaries

              Consolidated Statements of Stockholders' Equity

===========================================================================
                                                                                      CUMULATIVE
                                                                                       FOREIGN
                                                     ADDITIONAL                        CURRENCY          PENSION
                                        COMMON        PAID-IN         RETAINED        TRANSLATION       LIABILITY
                                        STOCK         CAPITAL         EARNINGS        ADJUSTMENT        ADJUSTMENT
                                      ---------      ----------      -----------      -----------       -----------
BALANCE, January 1, 1995                777,336       $147,384       $10,033,512       $(716,307)       $(1,941,774)
Net loss                                      -              -        (3,023,180)              -                  -
Shares issued under restricted
  stock plan, net of shares
  forfeited                                 290        (28,066)                -               -                  -
Cash dividends
  ($.20 per share)                            -              -          (155,467)              -                  -
Foreign currency translation
  adjustment                                  -              -                 -         115,906                  -
Pension liability adjustment
  (Note 8)                                    -              -                 -               -             15,344
                                      ---------       --------       -----------       ---------        -----------

BALANCE, December 31, 1995              777,626        119,318         6,854,865        (600,401)        (1,926,430)
Net loss                                      -              -          (884,843)              -                  -
Shares issued under restricted
  stock plan, net of shares
  forfeited                               2,650         20,888                 -               -                  -
Cash dividends
  ($.20 per share)                            -              -          (156,195)              -                  -
Foreign currency translation
  adjustment                                  -              -                 -         (11,054)                 -
Pension liability adjustment
  (Note 8)                                    -              -                 -               -            736,024
                                      ---------       --------       -----------       ---------        -----------











BALANCE, December 31, 1996              780,276        140,206         5,813,827        (611,455)        (1,190,406)
Net income                                    -              -           955,233               -                  -
Shares issued under restricted
  stock plan, net of shares
  forfeited                                 350          5,582                 -               -                  -
Cash dividends
  ($.25 per share)                            -              -          (195,215)              -                  -
Foreign currency translation
  adjustment                                  -              -                 -        (139,200)                 -
Pension liability adjustment
  (Note 8)                                    -              -                 -               -           (239,072)
Two-for-one stock split
  (Note 12)                             780,626              -          (780,626)              -                  -
                                      ---------       --------       -----------       ---------        -----------

BALANCE, December 31, 1997            1,561,252       $145,788       $ 5,793,219       $(750,655)       $(1,429,478)
                                      =========       ========       ===========       =========        ===========

   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              Hastings Manufacturing Company and Subsidiaries

                   Consolidated Statements of Cash Flows

===========================================================================

                                                                  YEAR ENDED DECEMBER 31,
                                                         1997             1996              1995
                                                      -----------      -----------       ------------
OPERATING ACTIVITIES
  Net income (loss)                                   $   955,233      $  (884,843)      $ (3,023,180)
  Adjustments to reconcile net
    income (loss) to net cash
    from (for) operating activities:
    Depreciation                                        1,337,100        1,255,252          1,635,753
    Loss on sale of filter
      operations (Note 2)                                       -                -             67,254
    Gain on sale of property
      and equipment                                             -                -               (900)
    Deferred income taxes (benefit)                       591,000         (370,000)          (680,000)
    Change in postretirement
      benefit obligation                                 (757,820)          70,058            151,364
    Changes in operating assets and
      liabilities, net of effects
      from 1995 sale of filter
      operations:
      Accounts receivable                                (291,894)       1,764,615          4,673,975
      Refundable income taxes                              51,933          159,290             99,222
      Inventories                                         (37,063)         709,006         (2,498,226)
      Prepaid expenses and other
        current assets                                     31,656          (21,651)           (55,291)
      Other assets                                         93,315          (97,240)           (96,636)
      Accounts payable and
        accruals                                          156,183       (1,396,207)        (1,941,240)
                                                      -----------      -----------       ------------

Net cash from (for)
  operating activities                                  2,129,643        1,188,280         (1,667,905)
                                                      -----------      -----------       ------------








INVESTING ACTIVITIES
  Capital expenditures                                 (1,770,302)      (1,343,291)        (2,053,626)
  Proceeds from sale of filter
    operations, net of related
    expenses paid (Note 2)                                      -                -         13,291,695
  Investment of proceeds from
    filter sale escrow                                          -                -           (870,549)
  Proceeds from sale of property
    and equipment                                           1,299                -                900
                                                      -----------      -----------       ------------

Net cash from (for)
  investing activities                                 (1,769,003)      (1,343,291)        10,368,420
                                                      -----------      -----------       ------------

              Hastings Manufacturing Company and Subsidiaries

                   Consolidated Statements of Cash Flows

===========================================================================
                                                                  YEAR ENDED DECEMBER 31,
                                                         1997             1996              1995
                                                      -----------      -----------       ------------
FINANCING ACTIVITIES
  Proceeds from issuance
    of notes payable
    to banks                                          $ 7,850,000      $ 9,900,000       $ 23,893,920
  Principal payments on
    notes payable to banks                             (7,450,000)      (8,400,000)       (28,066,710)
  Principal payments on
    long-term debt                                     (1,462,500)      (1,560,500)        (2,951,575)
  Dividends paid                                         (195,215)        (156,195)          (155,467)
                                                      -----------      -----------       ------------

Net cash for financing
  activities                                           (1,257,715)        (216,695)        (7,279,832)
                                                      -----------      -----------       ------------

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                                          (2,536)         (80,017)             3,789
                                                      -----------      -----------       ------------

NET INCREASE (DECREASE) IN CASH                          (899,611)        (451,723)         1,424,472

CASH, beginning of year                                 1,457,783        1,909,506            485,034
                                                      -----------      -----------       ------------

CASH, end of year                                     $   558,172      $ 1,457,783       $  1,909,506
                                                      ===========      ===========       ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the year for:
    Income taxes, net of
      refunds                                         $   (40,793)     $  (172,890)      $   (129,686)
    Interest                                              524,814          578,061            943,205


       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              Hastings Manufacturing Company and Subsidiaries

                Notes to Consolidated Financial Statements

===========================================================================

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

===========================================================================

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

===========================================================================

The Company provides certain healthcare and life insurance benefits for eligible retired employees. Postretirement benefits are accounted for on the accrual basis, during the employee's years of service, based on the expected cost of providing benefits to that employee and the employee's beneficiaries and covered dependents.

STOCK OPTIONS

The Company applies the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25), and related interpretations in accounting for its stock option plan. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

As disclosed in Note 10, the Company has recorded deferred tax assets reflecting the benefit of net operating loss carryforwards expiring in 2010 and 2011, foreign tax credit carryforwards expiring through 2002, accrued retirement and postretirement obligations estimated to be payable in varying amounts over the next 25 to 30 years and other net deductible temporary differences. Realization of the recorded income tax benefits is dependent on generating sufficient taxable income and foreign source income prior to expiration of the loss carryforwards and foreign tax credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable

              Hastings Manufacturing Company and Subsidiaries

                Notes to Consolidated Financial Statements

===========================================================================

income and foreign source income during the carryforward periods are reduced.

No provision for income taxes has been made on the accumulated undistributed earnings of approximately $3,757,000 of the Canadian subsidiary. These earnings are intended to be permanently reinvested in facilities and other assets and have borne income taxes that would offset, in major part, any tax liability resulting from their distribution.

NET INCOME (LOSS) PER SHARE

In February 1997, Statement of Financial Accounting Standards (SFAS) No.
128, EARNINGS PER SHARE, was issued. SFAS No. 128 replaced the calculation of "primary" and "fully diluted" earnings per share (EPS) with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants and convertible securities. It also excludes the dilutive effect of contingently issuable shares (such as the Company's outstanding restricted stock plan shares described in Note 7). Basic EPS is computed by dividing net income (loss) by the weighted average number of shares outstanding during each year (excluding the restricted shares).
Diluted EPS is computed in a manner very similar to fully diluted EPS. Basic and diluted EPS are retroactively adjusted for stock dividends and stock splits. The weighted average number of shares outstanding for 1997 was 768,516 and 768,680 for basic and diluted EPS calculations, respectively, with the 164 share difference related to the dilutive effect of the Company's restricted shares. The weighted average number of shares outstanding was 768,516 for both 1996 and 1995 for purposes of both basic and diluted EPS calculations, due to the anti-dilutive effect of the restricted shares for both years. The Company has not included the effects of its December 1997 stock option grant in its calculation of diluted EPS due to its anti-dilutive effect. All outstanding shares have been adjusted for the two-for-one stock split discussed in Note 12. Basic and diluted
EPS are equal for all periods presented.

INTEREST RATE AGREEMENTS

The Company enters into interest rate swap and collar agreements to reduce the impact of changes in interest rates on its floating rate borrowings. Interest rate swap agreements are contracts to exchange floating rate for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. Interest rate collar

              Hastings Manufacturing Company and Subsidiaries

                Notes to Consolidated Financial Statements

===========================================================================

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

At December 31, 1997, "Other current assets" consisted of $958,517 held in escrow until September 1998 to secure certain indemnification obligations

              Hastings Manufacturing Company and Subsidiaries

                Notes to Consolidated Financial Statements

===========================================================================

of the Company relating to the sale. The escrow balance amounted to $913,200 at December 31, 1996, and was included in noncurrent "other assets." Of the total $720,400 employee severance benefits accrued and expensed in September 1995 relating to the sale, $430,053 was paid through December 31, 1997, with the $290,347 balance to be paid in monthly payments through 2005. No other filter-related assets or liabilities remained at December 31, 1997 and 1996.

The Company and CLARCOR also entered into a Transition Agreement, dated September 3, 1995. The Transition Agreement provided for the Company's manufacture and supply to CLARCOR of certain filters and filter component parts until certain manufacturing equipment, located at the Company's Hastings, Michigan plant, could be moved and set up at CLARCOR's plant facilities. It also provided for the reimbursement of certain administrative costs directly related to the manufacture and supply of filters and filter components to CLARCOR. The transition period was completed during the third quarter of 1996. Expense reimbursement included in net sales, amounted to $736,000 and $1,153,000 in 1996 and 1995, respectively.

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

Total 1996 and 1995 sales and estimated operating profit (loss) amounts for filter operations were approximately as follows:

              Hastings Manufacturing Company and Subsidiaries

                Notes to Consolidated Financial Statements

===========================================================================

                                       YEAR ENDED DECEMBER 31,
                                        1996             1995
                                      ----------      -----------
       Sales                          $5,992,800      $28,262,500
                                      ==========      ===========
       Estimated operating
         profit (loss)                $  525,000      $(2,786,000)
                                      ==========      ===========

A significant portion of the Company's filter manufacturing and distribution operations had historically been combined with its piston ring and other operations. While records of sales and cost of sales amounts were maintained by operation, the Company did not maintain separate records of operating expenses. The above estimated operating profit (loss) amounts reflect those operating expenses which the Company estimated would not recur as a result of the sale. The 1996 estimated operating profit of $525,000 includes $625,000 of reduced filter cost of sales resulting from liquidation of LIFO inventories caused by the elimination of all remaining filter inventory.

In 1996, during the course of the transition period, the Company relocated its piston ring packaging operations from Knoxville, Tennessee to Hastings, Michigan. The relocation and associated training costs are non-recurring in nature. While these costs were directly related to the 1995 sale and the subsequent restructuring of the Company's remaining operations, they were expensed as incurred during 1996 as required by generally accepted accounting standards. These costs, all of which were incurred during the first and second quarters of 1996, totaled approximately $468,400 and are included in "Non-recurring restructuring and relocation costs" in the accompanying 1996 consolidated statements of operations.

NOTE 3 - RESTRUCTURING COSTS

In December 1996, management and the Board of Directors approved a restructuring plan designed to significantly reduce operating costs and provide for a more streamlined and efficient operating structure concentrating on piston ring manufacturing. Operating results for 1996, exclusive of non-recurring restructuring and relocation costs discussed

              Hastings Manufacturing Company and Subsidiaries

                Notes to Consolidated Financial Statements

===========================================================================

here and in Note 2, were adversely affected by two major factors. First, fulfilling the Company's production and administrative responsibilities under the filter Transition Agreement, discussed in Note 2, proved more costly than anticipated. Second, with the assistance of an outside corporate consulting firm, management determined that staffing remained at too high of a level throughout the remainder of 1996 based on actual and anticipated revenues. These factors, in addition to the CLARCOR notification discussed in Note 2, precipitated the restructuring plan.

In addition to reducing staffing levels at both the U.S. and Canadian manufacturing facilities, the restructuring plan called for the termination of most Canadian piston ring manufacturing effective April 30, 1997. The Canadian subsidiary continues to distribute piston rings throughout Canada, being sourced entirely by U.S. operations. This facility also continues to manufacture certain piston ring parts and provide packaging operations for tools and piston ring sets. No future impairment loss is anticipated relating to the current Canadian facilities should management determine that another, smaller facility is more cost beneficial in carrying out these functions.

Total restructuring costs, all recognized in the fourth quarter of 1996, amounted to $351,500 and are included in "Non-recurring restructuring and relocation costs" in the accompanying 1996 consolidated statement of operations. Of the total, $247,000 and $104,500 related to employee severance benefits and consulting fees, respectively, and were paid during 1996 and 1997.

NOTE 4 - INVENTORIES

Inventories valued using the LIFO method were $2,272,000 and $2,744,000 at December 31, 1997 and 1996, respectively.

If the FIFO method of inventory valuation had been used by the Company, inventories would have been $1,387,000 and $1,380,000 higher than reported at December 31, 1997 and 1996, respectively.

Reduction of inventory quantities in 1997, 1996 and 1995 resulted in a liquidation of LIFO inventories carried at lower costs prevailing in prior years as compared to current years' purchases. The effect of these reductions increased net income (or reduced the net loss) by $35,000, $447,300 and $829,200 ($.05, $.58, and $1.08 per share, on a diluted basis, as adjusted for the stock split discussed in Note 12) for 1997, 1996 and

              Hastings Manufacturing Company and Subsidiaries

                Notes to Consolidated Financial Statements

===========================================================================

1995, respectively. Of the $829,200 amount for 1995, $689,200 resulted from the filter operations sale discussed in Note 2 and was included in determining the loss on sale. Of the $447,300 amount for 1996, $412,500 resulted from the elimination of all remaining filter inventory during 1996.

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

NOTE 5 - SHORT-TERM BORROWINGS

The Company maintains unsecured lines of credit with various banks aggregating $4,700,000 and $5,000,000 at December 31, 1997 and 1996,
respectively, with interest at negotiated rates based upon prime or LIBOR. Available borrowings under the lines of credit amounted to $1,300,000 and $2,000,000 at December 31, 1997 and 1996, respectively. During January 1998, the Company obtained an additional $1,500,000 unsecured line of credit with another bank. The weighted average interest rate on short-term borrowings outstanding at December 31, 1997 and 1996, was 8.0% and 8.25%, respectively.

              Hastings Manufacturing Company and Subsidiaries

                Notes to Consolidated Financial Statements

===========================================================================

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of:

                                                          DECEMBER 31,
                                                     1997             1996
                                                  ----------       ----------
          (a)  Term loan, unsecured               $1,200,000       $2,000,000
          (b)  Term loan, unsecured                  828,125        1,490,625
                                                  ----------       ----------

                                                   2,028,125        3,490,625
          Less current maturities                  1,462,500        1,462,500
                                                  ----------       ----------

          Long-term debt,
            less current maturities               $  565,625       $2,028,125
                                                  ==========       ==========

          (a) The loan calls for quarterly payments of $200,000 plus interest based on LIBOR (effectively 7.625% at December 31,
               1997) through May 1999.

          (b) The loan calls for quarterly payments of $165,625 plus interest based on LIBOR (effectively 7.56% at December 31,
               1997) through January 1999.

The noncurrent portion of long-term debt at December 31, 1997 matures in 1999.

The term loan agreements referred to above require the Company to maintain certain financial balances and ratios and limit the amount of cash dividends. As of December 31, 1997, the Company was in compliance with respect to all financial covenants. Unrestricted retained earnings under the agreements amounted to $2,183,785 at December 31, 1997.

In March 1996, the Company terminated its interest rate swap agreement related to its floating rate borrowings, receiving $204,500 from the bank

              Hastings Manufacturing Company and Subsidiaries

                Notes to Consolidated Financial Statements

===========================================================================

as a result of favorable interest rates. This amount is included in "Other, net" in the accompanying 1996 consolidated statement of operations. At the same time, in order to continue to limit its interest rate exposure, the Company entered into an interest rate collar agreement with a current notional amount of $3 million. This agreement provides for a cap rate on floating rate borrowings of 8.25% and a related floor of 6.75%.

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

The Company's Series A Preferred Stock consists of 500,000 shares authorized, at $2 par value, none of which are issued. Shares of preferred stock are reserved at a level sufficient to permit the exercise in full of all the outstanding Rights. Under terms specified in the Plan, the Company has the right to redeem the Rights at one cent per Right.

STOCK OPTION PLAN

The Company's Stock Option And Restricted Stock Plan of 1997 permits the grant of options to directors, officers and key employees to purchase shares of common stock. A total of 38,000 shares (all share and option

              Hastings Manufacturing Company and Subsidiaries

                Notes to Consolidated Financial Statements

===========================================================================

amounts adjusted for the two-for-one stock split discussed in Note 12) are available for grant under the plan. During December 1997, 12,850 options were granted at $20.125 per share (equivalent to $40.25 per share on a pre-split basis), which represented the fair value of the common stock on the grant date. The options may be exercised for up to ten years after the date of the grant. Of the 12,850 options outstanding at December 1997, none were exercisable. The plan and December 1997 grant are subject to shareholder approval at the Company's May 5, 1998 shareholders' meeting.

The Company has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, relating to its stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value of the options at the December 1997 grant date consistent with the provisions of SFAS No. 123, the Company's 1997 net income would have been reduced by approximately $83,700, or $.11 per share on a diluted basis. The fair value of options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.71%, dividend yield of 4%, stock price volatility factor of .34 and an expected option life of five years.

RESTRICTED STOCK PLAN

The Company has established a restricted stock plan under which certain officers and key employees may be awarded shares of restricted stock as deferred compensation. Shares awarded pursuant to the plan are restricted as to sale and transfer for periods of up to five years. The stock awards vest 20% per year over the five-year period if predetermined corporate performance goals are met. If goals are not met, the current year's vesting amount is forfeited. If there is a change in control of the Company, the shares will vest immediately. The recipient of the award has all the rights of a shareholder, provided that all performance goals are met. During 1997, 1996 and 1995, the Company awarded 5,000, 5,600 and
3,200 shares, respectively, of its common stock valued at $68,438, $71,400 and $35,600, respectively, as deferred compensation which is ratably charged to expense from the date of award to the end of the deferral period. Shares valued at $62,506 (4,650 shares), $47,862 (2,950 shares) and $63,376 (2,910 shares) were forfeited during 1997, 1996 and 1995, respectively. Share amounts have been adjusted for the stock split discussed in
Note 12.

              Hastings Manufacturing Company and Subsidiaries

                Notes to Consolidated Financial Statements

===========================================================================

NOTE 8 - PENSION AND RETIREMENT SAVINGS

The components of pension expense and the actuarial assumptions used to determine this cost for the defined benefit pension plans are as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                       1997                1996                  1995
                                                    -----------         -----------           -----------
       Service cost for benefits
         earned during the year                     $    14,073         $    23,316           $    23,321
       Interest cost on projected
         benefit obligation                           1,187,023           1,177,904             1,220,336
       Actual return on plan assets                  (1,815,742)         (1,134,411)           (1,335,309)
       Net amortization and deferral                  1,186,817             569,634               649,936
                                                    -----------         -----------           -----------

       Pension expense                              $   572,171         $   636,443           $   558,284
                                                    ===========         ===========           ===========

       Discount rate                                       7.00%               7.50%                 7.25%
       Expected rate of return on
         assets                                            8.00%               8.00%                 8.00%
       Range of expected rates of
         increase in compensation
         levels, subject to maximum
         amounts per participant                         0-5.50%             0-5.50%               0-5.50%
                                                    ===========         ===========           ===========

The funded status of the defined benefit pension plans and amounts included in the consolidated balance sheets are as follows:

              Hastings Manufacturing Company and Subsidiaries

                Notes to Consolidated Financial Statements

===========================================================================

                                                            DECEMBER 31,
                                                       1997              1996
                                                   ------------      ------------
       Actuarial present value of
         accumulated benefit obligation:
         Vested benefit obligation                 $(15,979,843)     $(15,178,212)
         Nonvested benefit obligation                (1,017,171)       (1,170,248)
                                                   ------------      ------------

       Accumulated benefit obligation              $(16,997,014)     $(16,348,460)
                                                   ============      ============

       Projected benefit obligation                $(16,999,923)     $(16,361,101)
       Plan assets, at fair value                    13,407,163        12,729,054
                                                   ------------      ------------

       Projected benefit obligation
         in excess of plan assets                    (3,592,760)       (3,632,047)
       Unrecognized net transition
         obligation                                     815,189         1,018,986
       Unrecognized net loss                          2,168,785         2,253,620
                                                   ------------      ------------

       Accrued pension cost                        $   (608,786)     $   (359,441)
                                                   ============      ============

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

The Company's foreign subsidiary maintains a defined contribution retirement savings plan. Due to overfunding of the plan, there were no contributions in 1997, 1996 and 1995.

              Hastings Manufacturing Company and Subsidiaries

                Notes to Consolidated Financial Statements

===========================================================================

The Company has two defined contribution retirement savings plans, covering substantially all domestic employees, which are funded solely through contributions based on formulas as defined in the plan agreements. The assets are held in trust for the sole benefit of the employees. Contribution expense was $569,000, $656,000 and $857,000 for 1997, 1996 and
1995, respectively, relating to these plans.

As part of the sale of its filter operations, as described in Note 2, the Company entered into a deferred compensation agreement with a former officer of the Company. The deferred compensation benefits are to be paid over a period of ten years, commencing in November 1995. Deferred compensation expense, representing the present value of future payments, amounted to $343,450 in 1995 and is included as a cost of the filter operations sale. At December 31, 1997 and 1996, respectively, the deferred compensation liability amounted to $290,347 and $315,998, of which $27,780 and $25,651 was due within one year.

NOTE 9 - POSTRETIREMENT BENEFIT PLANS

The Company provides certain health care, dental, prescription drug and life insurance benefits for eligible retired employees under various plans. The plans are unfunded.

Net periodic postretirement benefit cost included the following components:

                                                               YEAR ENDED DECEMBER 31,
                                                      1997              1996              1995
                                                    ---------        ----------        ----------
       Service cost for benefits
         earned during the year                     $  93,153        $  216,106        $  209,214
       Interest cost on projected
         benefit obligation                           851,571         1,350,383         1,440,280
       Net amortization and
         deferral                                    (377,672)           49,072                 -
                                                    ---------        ----------        ----------

       Net periodic postretirement
         benefit cost                               $ 567,052        $1,615,561        $1,649,494
                                                    =========        ==========        ==========

              Hastings Manufacturing Company and Subsidiaries

                Notes to Consolidated Financial Statements

===========================================================================

The following table sets forth the accrued postretirement benefit cost:

                                                             DECEMBER 31,
                                                        1997              1996
                                                     -----------       -----------
       Accumulated postretirement
         benefit obligation:
         Retirees                                    $ 5,610,778       $ 9,997,231
         Fully eligible participants                   2,140,644         3,412,908
         Other active participants                     2,072,875         5,391,624
                                                     -----------       -----------

       Unfunded accumulated postretirement
         benefit obligation                            9,824,297        18,801,763
       Unrecognized prior service benefit
         relating to 1997 plan amendment               6,968,577                 -
       Unrecognized net loss                            (363,662)       (1,614,731)
                                                     -----------       -----------

       Accrued postretirement benefit cost            16,429,212        17,187,032
       Less current portion                            1,110,442         1,641,040
                                                     -----------       -----------

       Long-term portion                             $15,318,770       $15,545,992
                                                     ===========       ===========

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% and 7.50% at December 31, 1997 and 1996, respectively.

In early April 1997, the Company announced the amendment of its postretirement benefit plans, principally to adjust the cost-sharing provisions. The amendment resulted in a reduction of the Company's accumulated postretirement benefit obligation by $7,346,249, which created an unrecognized prior service benefit. Net periodic postretirement benefit cost for 1997, including amortization of the unrecognized prior service benefit over a period of 15 years, was reduced by approximately $1,050,000 (approximately $870,000 related to "Cost of Sales" and $180,000 related to "General and Administrative" expenses) as a result of the plan amendment. In

              Hastings Manufacturing Company and Subsidiaries

                Notes to Consolidated Financial Statements

===========================================================================

early 1998, the Company received a letter from legal representatives of its bargaining unit retirees requested a meeting with Company management and legal counsel to discuss the Company's legal obligations to provide the postretirement benefits at the pre-amendment level. While it is reasonably possible that a change in estimated future postretirement benefits could occur, management strongly believes, after meeting with its legal counsel, that it was within the Company's right to amend the postretirement benefit plans.

Because the Company's contributions to the plans are fixed on a per active and retired employee basis, assumed inflationary increases in health care costs would have no impact on the accumulated postretirement benefit obligation at December 31, 1997 or on the future annual aggregate service and interest costs.

NOTE 10 - INCOME TAXES

The components of income (loss) before income taxes are as follows:

                                             YEAR ENDED DECEMBER 31,
                                    1997             1996               1995
                                 ----------       -----------        -----------
     Domestic                    $1,648,915       $(1,087,158)       $(3,352,216)
     Foreign                        (71,682)         (150,685)          (390,964)
                                 ----------       -----------        -----------

                                 $1,577,233       $(1,237,843)       $(3,743,180)
                                 ==========       ===========        ===========

Income tax expense (benefit) is made up of the following components:

              Hastings Manufacturing Company and Subsidiaries

                Notes to Consolidated Financial Statements

===========================================================================

     Year ended December 31, 1997
                                                        DEFERRED-
                                                        VALUATION
                                                        ALLOWANCE
                       CURRENT         DEFERRED          CHANGE           TOTAL
                       --------        ---------        ---------       ---------
     Domestic          $ 39,000        $ 602,000        $       -       $ 641,000
     Foreign             (8,000)         (11,000)               -         (19,000)
                       --------        ---------        ---------       ---------
                       $ 31,000        $ 591,000        $       -       $ 622,000
                       ========        =========        =========       =========


     Year ended December 31, 1996

     Domestic          $ 54,000        $(399,000)       $  40,000       $(305,000)
     Foreign            (37,000)         (11,000)               -         (48,000)
                       --------        ---------        ---------       ---------
                       $ 17,000        $(410,000)       $  40,000       $(353,000)
                       ========        =========        =========       =========


     Year ended December 31, 1995

     Domestic          $103,000        $(935,000)       $ 205,000       $(627,000)
     Foreign           (143,000)          50,000                -         (93,000)
                       --------        ---------        ---------       ---------
                       $(40,000)       $(885,000)       $ 205,000       $(720,000)
                       ========        =========        =========       =========

              Hastings Manufacturing Company and Subsidiaries

                Notes to Consolidated Financial Statements

===========================================================================

The tax effects of temporary differences that give rise to the net future income tax benefit are as follows:

                                                            DECEMBER 31,
                                                       1997             1996
                                                    ----------       ----------
      Deferred income tax assets:
        Retirement and postretirement
          benefit obligations                       $6,512,584       $6,456,831
        Current asset valuation
          allowances                                   736,138          793,936
        Net operating loss carryforwards               796,643        1,308,206
        Foreign tax credit carryforwards               304,659          283,723
        Deferred compensation                           98,718          107,439
        Other                                          273,295          472,369
                                                    ----------       ----------

      Gross deferred income tax assets               8,722,037        9,422,504
      Valuation allowance - foreign tax
        credits (noncurrent)                                 -         (243,723)
                                                    ----------       ----------

      Total deferred income tax assets               8,722,037        9,178,781
                                                    ----------       ----------

      Deferred income tax liabilities:
        Accumulated depreciation                      (374,306)        (335,344)
        Other                                         (167,121)        (194,937)
                                                    ----------       ----------

      Total deferred income tax liabilities           (541,427)        (530,281)
                                                    ----------       ----------

      Net deferred income tax assets                 8,180,610        8,648,500
      Less current portion                           2,351,687        2,413,877
                                                    ----------       ----------

      Noncurrent portion                            $5,828,923       $6,234,623
                                                    ==========       ==========

              Hastings Manufacturing Company and Subsidiaries

                Notes to Consolidated Financial Statements

===========================================================================

The Company's net operating loss carryforwards for federal income tax purposes amounted to $2,343,068 at December 31, 1997, of which $2,242,883 expires in 2010 and $100,185 in 2011, if not previously utilized. Foreign tax credits, amounting to $304,659 at December 31, 1997, expire through 2002, if not previously utilized.

Income taxes differed from the amount computed by applying the federal statutory rate of 34% to income before income tax expense (benefit) as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                       1997             1996                1995
                                                     --------         ---------          -----------
       Computed "expected" tax
         (benefit)                                   $536,000         $(421,000)         $(1,273,000)
       Increase (decrease) in
         tax resulting from:
         Valuation allowance change
           due to foreign tax credits                       -            40,000              205,000
         Adjustment of prior
           temporary differences                            -                 -              209,000
         State income taxes, net of
           federal income tax
           benefit                                     44,000            36,000                    -
         Other                                         42,000            (8,000)             139,000
                                                     --------         ---------          -----------

                                                     $622,000         $(353,000)         $  (720,000)
                                                     ========         =========          ===========

              Hastings Manufacturing Company and Subsidiaries

                Notes to Consolidated Financial Statements

===========================================================================

NOTE 11 - GEOGRAPHIC SEGMENTS AND EXPORT SALES

Sales, operating profit (loss) and identifiable assets by geographic area are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                1997              1996             1995
                                             -----------       -----------       -----------
NET SALES
  United States                              $32,347,845       $35,726,283       $59,436,864
  Canada                                       4,552,463         5,004,885         5,820,802
  Eliminations                                (1,325,354)       (1,322,558)       (2,029,354)
                                             -----------       -----------       -----------

Total net sales                              $35,574,954       $39,408,610       $63,228,312
                                             ===========       ===========       ===========

OPERATING PROFIT (LOSS)
  United States                              $ 2,040,166       $  (969,940)      $(2,528,334)
  Canada                                         (71,682)         (148,926)         (390,347)
  Eliminations                                   134,902           145,537           152,761
                                             -----------       -----------       -----------

Operating profit (loss)                        2,103,386          (973,329)       (2,765,920)
Interest expense                                 510,322           570,397           892,891
Interest income                                  (47,062)         (145,853)         (121,091)
Loss on sales of filter operations                     -                 -            67,254
Other, net                                        62,893          (160,030)          138,206
                                             -----------       -----------       -----------

Income (loss) before income tax
  expense (benefit)                          $ 1,577,233       $(1,237,843)      $(3,743,180)
                                             ===========       ===========       ===========








IDENTIFIABLE ASSETS
  United States                              $30,108,712       $30,919,370       $34,140,981
  Canada                                       3,461,456         3,736,021         4,323,670
  Eliminations                                  (129,449)         (150,014)         (215,789)
  Investment in Canadian
    affiliate                                    (50,388)          (50,388)         (701,294)
                                             -----------       -----------       -----------

Total identifiable assets                    $33,390,331       $34,454,989       $37,547,568
                                             ===========       ===========       ===========

              Hastings Manufacturing Company and Subsidiaries

                Notes to Consolidated Financial Statements

===========================================================================

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

Net export sales from the Company's United States operations to unaffiliated customers, amounted to $4,430,445, $5,421,519 and $8,412,779 in 1997, 1996 and 1995, respectively.

NOTE  12 - STOCK SPLIT

On February 17, 1998, the Board of Directors authorized a two-for-one stock split, effected in the form of a stock dividend, effective March 23, 1998, payable to shareholders of record on March 2, 1998. On a split basis, the Company had 780,626 shares outstanding at December 31, 1997. An amount equal to the par value of the common shares issued will be transferred from retained earnings to common stock to effect the stock split. This transfer has been reflected in the consolidated statements of stockholders' equity at December 31, 1997. All references to number of common shares, except shares authorized, and to all per share information have been adjusted to reflect the stock split on a retroactive basis.

Report of Independent Certified Public Accountants




Hastings Manufacturing Company
Hastings, Michigan

We have audited the accompanying consolidated balance sheets of Hastings Manufacturing Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hastings Manufacturing Company and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





/s/BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
February 27, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          No information is required to be disclosed under this item.


                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required by this item is incorporated herein by reference from the sections entitled "Directors and Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 5, 1998.

          In addition, Stephen G. Uhen, age 49, has served as Vice President of Information Services of the Company since December 15, 1997. From November 16, 1995 through 1997, Mr. Uhen served as Information Services Manager of the Company. From 1988 through 1995, Mr. Uhen served as Systems Programs Manager of the Company.

ITEM 11.  EXECUTIVE COMPENSATION.

          The information required by this item is incorporated herein by reference from the sections entitled "Executive Compensation," "Deferred Compensation" and "Compensation of Directors" in the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 5, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this item is incorporated herein by reference from the section entitled "Voting Securities" in the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 5, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this item, if any, is incorporated herein by reference from the sections entitled "Directors and Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 5, 1998.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     ITEM 14(A)1.   FINANCIAL STATEMENTS.

     (A) The following financial statements are filed as part of this document in Item 8, "Financial Statements and Supplementary Data."

                                                                      PAGE
     Consolidated Balance Sheets as of December 31, 1997 and 1996.     13
     Consolidated Statements of Operations for the years ended
        December 31, 1997, 1996 and 1995.                              15
     Consolidated Statements of Stockholders' Equity for the years
        ended December 31, 1997, 1996 and 1995.                        16
     Consolidated Statements of Cash Flows for the years ended
        December 31, 1997, 1996 and 1995.                              17
     Notes to Consolidated Financial Statements                        19
     Report of Independent Certified Public Accountants                37

     (B)  Financial Statement Schedule

     Report of Independent Certified Public Accountants                47
     Schedule II - Valuation and Qualifying Accounts                   48

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

4(g) Third Amendment, dated as of May 31, 1996, to the NBD Bank, N.A. $6,000,000 Credit Authorization and Master Promissory Note, dated May 31, 1994, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1996, is incorporated herein by reference.

4(h) Fourth Amendment, dated as of May 31, 1997, to the NBD Bank, N.A., $4,000,000 Credit Authorization and Master Promissory Note, dated May 31, 1994, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1997, is incorporated herein by refernece.

4(i) Preferred Stock Purchase Rights, filed as an exhibit to Form 8-K filed with the Securities and Exchange
        Commission on February 15, 1996, is incorporated herein by reference.

4(j) Confirmation, dated as of March 12, 1996, regarding an interest rate collar transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1996, is incorporated herein by reference.

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

10(d) Transition Agreement, dated September 3, 1995, among Hastings Filters, Inc., Hastings Manufacturing Company and Hastings Inc. and joined in by CLARCOR Inc., filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1997, is incorporated herein by reference.

21      Subsidiaries of Hastings Manufacturing Company.

24      Powers of Attorney

27(a) Financial Data Schedule as of December 31, 1997 and for the year then ended.

27(b) Restated Financial Data Schedule as of September 30, 1997 and for the nine months then ended.

27(c) Restated Financial Data Schedule as of June 30, 1997 and for the six months then ended.

27(d) Restated Financial Data Schedule as of March 31, 1997 and for the three months then ended.

27(e) Restated Financial Data Schedule as of December 31, 1996 and for the year then ended.

27(f) Restated Financial Data Schedule as of September 30, 1996 and for the nine months then ended.

27(g) Restated Financial Data Schedule as of June 30, 1996 and for the six months then ended.

27(h) Restated Financial Data Schedule as of March 31, 1996 and for the three months then ended.

27(i) Restated Financial Data Schedule as of December 31, 1995 and for the year then ended.

[FN]
----------------------
<F1> Management contract or compensatory plan or arrangement.

        Exhibits 27(b) through 27(i) represent previously filed Financial
Data Schedules restated to reflect the effects of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, and to reflect the two-for-one stock split discussed in Note 12 to the Consolidated Financial
Statements (included in Item 8). All amounts, except for the "Earnings per share" amounts, are the same as previously filed.

     ITEM 14(B).    REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed during the fourth quarter of 1997.

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed below on its behalf by the undersigned, thereunto duly authorized.

                                   HASTINGS MANUFACTURING COMPANY
                                   (registrant)


Dated: March 27, 1998              By /S/ THOMAS J. BELLGRAPH
                                      Thomas J. Bellgraph
                                      Its Vice President, Finance
                                        (Principal Financial and
                                        Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated (such persons constituting a majority of the board of directors).

     SIGNATURE                     TITLE                         DATE


*/s/ ANDREW F. JOHNSON        Co-Chief Executive            March 27, 1998
Andrew F. Johnson             Officer, President/
                              Operations and
                              Director

*/s/ MARK R. S. JOHNSON       Co-Chief Executive            March 27, 1998
Mark R. S. Johnson            Officer, President/
                              Marketing and
                              Director

*/s/ DALE W. KOOP             Vice President/               March 27, 1998
Dale W. Koop                  Engineering and
                              Director

*/s/ MONTY C. BENNETT         Vice President/               March 27, 1998
Monty C. Bennett              Employee Relations,
                              Secretary and Director

*/s/ DOUGLAS A. DECAMP        President and Chief           March 27, 1998
Douglas A. DeCamp             Executive Officer
                              FHI, Inc., Hastings,
                              MI and Director

*/s/ WILLIAM R. COOK          President, Pidgas,            March 27, 1998
William R. Cook               Inc., Hastings, MI
                              and Director

*/s/ NEIL A. GARDNER          Executive Vice                March 27, 1998
Neil A. Gardner               President, Hastings
                              City Bank, Hastings,
                              MI and Director

*/s/ RICHARD L. FOSTER        Director                      March 27, 1998
Richard L. Foster


*By /s/ THOMAS J. BELLGRAPH
Thomas J. Bellgraph
Attorney In Fact

                      HASTINGS MANUFACTURING COMPANY

                             AND SUBSIDIARIES


                       FINANCIAL STATEMENT SCHEDULES

                           FORM 10-K ITEM 14(a)2


                       YEAR ENDED DECEMBER 31, 1997

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE


Hastings Manufacturing Company
Hastings, Michigan


The audits referred to in our report dated February 27, 1998 relating to the consolidated financial statements of Hastings Manufacturing Company and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.




/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
February 27, 1998

                          HASTINGS MANUFACTURING COMPANY AND SUBSIDIARIES
                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


COLUMN A                            COLUMN B             COLUMN C             COLUMN D       COLUMN E
--------                           ----------    ------------------------    -----------    ----------

                                                        ADDITIONS
                                   BALANCE AT    CHARGED TO    CHARGED TO                   BALANCE AT
                                   BEGINNING      COSTS AND      OTHER       DEDUCTIONS/      END OF
DESCRIPTION                        OF PERIOD      EXPENSES      ACCOUNTS     WRITE-OFFS       PERIOD
-----------                        ----------    ----------    ----------    -----------    ----------
                                       $              $            $               $             $
Year Ended December 31,
     1997:

   Allowance for possible
   losses on receivables             215,000         36,000            --        36,000       215,000
                                     =======        =======       =======       =======       =======
Year Ended December 31,
   1996:

   Allowance for possible
   losses on receivables             225,000          5,300            --        15,300       215,000
                                     =======        =======       =======       =======       =======
Year Ended December 31,
   1995:

   Allowance for possible
   losses and receivables            415,000        316,000            --       506,000       225,000
                                     =======        =======       =======       =======       =======

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

4(g) Third Amendment, dated as of May 31, 1996, to the NBD Bank, N.A. $6,000,000 Credit Authorization and Master Promissory Note, dated May 31, 1994, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1996, is incorporated herein by reference.

4(h)      Fourth Amendment, dated as of May 31, 1997, to the NBD
          Bank, N.A., $4,000,000 Credit Authorization and
          Master Promissory Note, dated May 31, 1994, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1997, is incorporated herein by reference.

4(i) Preferred Stock Purchase Rights, filed as an exhibit to Form 8-K filed with the Securities and Exchange
          Commission on February 15, 1996, is incorporated herein by reference.

4(j) Confirmation, dated as of March 12, 1996, regarding an interest rate collar transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1996, is incorporated herein by reference.

10(a)     List of Recipients of Indemnity Agreement and Form of
          Indemnity Agreement, filed as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31,
          1988, is incorporated herein by reference.

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

10(d) Transition Agreement, dated September 3, 1995, among Hastings Filters, Inc., Hastings Manufacturing Company and Hastings Inc. and joined in by CLARCOR Inc., filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1997, is incorporated herein by reference.

21        Subsidiaries of Hastings Manufacturing Company.

24        Powers of Attorney

27(a) Financial Data Schedule as of December 31, 1997 and for the year then ended.

27(b) Restated Financial Data Schedule as of September 30, 1997 and for the nine months then ended.

27(c) Restated Financial Data Schedule as of June 30, 1997 and for the six months then ended.

27(d) Restated Financial Data Schedule as of March 31, 1997 and for the three months then ended.

27(e) Restated Financial Data Schedule as of December 31, 1996 and for the year then ended.

27(f) Restated Financial Data Schedule as of September 30, 1996 and for the nine months then ended.

27(g) Restated Financial Data Schedule as of June 30, 1996 and for the six months then ended.

27(h) Restated Financial Data Schedule as of March 31, 1996 and for the three months then ended.

27(i) Restated Financial Data Schedule as of December 31, 1995 and for the year then ended.


     Exhibits 27(b) through 27(i) represent previously filed Financial Data Schedules restated to reflect the effects of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, and to reflect the two-for-one stock split discussed in Note 12 to the Consolidated Financial Statements (included in Item 8). All amounts, except for the "Earnings per share" amounts, are the same as previously filed.