Form 10-Q
period 1998-03-31
HASTINGS MANUFACTURING CO
filed 1998-05-15
CIK 46109

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
===========================================================================

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarter Ended           Commission File Number
                 MARCH 31, 1998                       1-3574


                      HASTINGS MANUFACTURING COMPANY
          (Exact name of registrant as specified in its charter)

                    MICHIGAN                       38-0633740
         (State or other Jurisdiction of        (I.R.S. Employer
         Incorporation or Organization)       Identification No.)

            325 NORTH HANOVER STREET
               HASTINGS, MICHIGAN                    49058
    (Address of Principal Executive Offices)       (Zip Code)

     Registrant's telephone number, including area code:  616-945-2491

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes __X__                   No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                OUTSTANDING AT
                     CLASS                      APRIL 23, 1998
                     -----                      --------------
          Common stock, $2 par value            783,926 shares

===========================================================================

              Hastings Manufacturing Company and Subsidiaries

                                 Contents
           ====================================================


PART I - FINANCIAL INFORMATION
                                                                         PAGE
                                                                         ----
     Item 1 - Financial Statements:

          Report on Review by Independent Certified Public
               Accountants                                                  3

          Condensed Consolidated Balance Sheets -
               March 31, 1998 and December 31, 1997                       4-5

          Condensed Consolidated Statements of Operations -
               Three Months Ended March 31, 1998 and 1997                   6

          Condensed Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1998 and 1997                   7

          Notes to Condensed Consolidated Financial
               Statements                                                 8-9

          Review by Independent Certified Public Accountants               10

     Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      11-15


PART II - OTHER INFORMATION

     Item 2 - Changes in Securities and Use of Proceeds                    16

     Item 6 - Exhibits and Reports on Form 8-K                             16

       Report on Review by Independent Certified Public Accountants
               ============================================

Board of Directors
Hastings Manufacturing Company
Hastings, Michigan

We have reviewed the accompanying condensed consolidated balance sheets of Hastings Manufacturing Company and subsidiaries as of March 31, 1998, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1998 and 1997, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 27, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/BDO Seidman, LLP

BDO Seidman, LLP
Grand Rapids, Michigan
April 23, 1998

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 Hastings Manufacturing Company and Subsidiaries

                                      Condensed Consolidated Balance Sheets
                                      =====================================
                                                               MARCH 31,              DECEMBER 31,
                                                                 1998                    1997
                                                              -----------             -----------
ASSETS

CURRENT ASSETS
    Cash                                                      $    29,359             $   558,172
    Accounts receivable, less allowance
       for possible losses of $260,000 and
       $215,000                                                 6,506,865               5,148,906
    Refundable income taxes                                        11,044                  13,475
    Inventories:
       Finished products                                        7,633,765               7,460,534
       Work in process                                            474,914                 572,307
       Raw materials                                            1,551,690               1,239,657
    Prepaid expenses and other assets                              93,624                  75,669
    Future income tax benefits                                  2,104,687               2,351,687
    Other current assets                                          966,634                 958,517
                                                              -----------             -----------

TOTAL CURRENT ASSETS                                           19,372,582              18,378,924
                                                              -----------             -----------

PROPERTY AND EQUIPMENT
    Land and improvements                                         659,792                 658,243
    Buildings                                                   4,701,538               4,633,937
    Machinery and equipment                                    18,576,610              18,180,840
                                                              -----------             -----------

                                                               23,937,940              23,473,020
    Less accumulated depreciation                              15,532,733              15,156,120
                                                              -----------             -----------

NET PROPERTY AND EQUIPMENT                                      8,405,207               8,316,900
                                                              -----------             -----------

INTANGIBLE PENSION ASSET                                          815,189                 815,189


FUTURE INCOME TAX BENEFITS                                      5,828,066               5,828,923

OTHER ASSETS                                                       38,066                  50,395

                                                              $34,459,110             $33,390,331
                                                              ===========             ===========

                                 Hastings Manufacturing Company and Subsidiaries

                                      Condensed Consolidated Balance Sheets
                                      =====================================
                                                               MARCH 31,              DECEMBER 31,
                                                                 1998                    1997
                                                              -----------             -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable to banks                                    $ 4,500,000             $ 3,400,000
    Accounts payable                                            1,411,627               1,475,098
    Accruals:
        Compensation                                              487,655                 494,781
        Pension plan contribution                                 685,173                 608,786
        Taxes other than income                                   161,729                 172,854
        Income taxes                                               26,802                       -
        Miscellaneous                                             305,960                 217,731
    Current portion of postretirement
        benefit obligation                                      1,110,442               1,110,442
    Current maturities of
        long-term debt                                          1,462,500               1,462,500
                                                              -----------             -----------

TOTAL CURRENT LIABILITIES                                      10,151,888               8,942,192

LONG-TERM DEBT,
    less current maturities                                       200,000                 565,625

PENSION AND DEFERRED COMPENSATION
    OBLIGATIONS, less current portion                           3,236,880               3,243,618

POSTRETIREMENT BENEFIT OBLIGATION,
    less current portion                                       15,071,930              15,318,770
                                                              -----------             -----------

TOTAL LIABILITIES                                              28,660,698              28,070,205
                                                              -----------             -----------

STOCKHOLDERS' EQUITY
    Preferred stock, $2 par value,
        authorized and unissued
        500,000 shares                                                  -                       -




    Common stock, $2 par value,
        1,750,000 shares authorized;
        783,926 and 780,626 shares
        issued and outstanding                                  1,567,852               1,561,252
    Additional paid-in capital                                    245,532                 145,788
    Retained earnings                                           6,149,400               5,793,219
    Accumulated other comprehensive
        income (Note 5):
        Cumulative foreign currency
          translation adjustment                                 (734,894)               (750,655)
    Pension liability adjustment                               (1,429,478)             (1,429,478)
                                                              -----------             -----------

TOTAL STOCKHOLDERS' EQUITY                                      5,798,412               5,320,126
                                                              -----------             -----------

                                                              $34,459,110             $33,390,331
                                                              ===========             ===========

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

                                 Hastings Manufacturing Company and Subsidiaries

                                 Condensed Consolidated Statements of Operations
                                    =========================================
Three months ended March 31,                                             1998                  1997
                                                                      ----------            ----------
NET SALES                                                             $9,946,018            $8,752,157

COST OF SALES                                                          6,771,980             5,929,257
                                                                      ----------            ----------

Gross profit                                                           3,174,038             2,822,900
                                                                      ----------            ----------

OPERATING EXPENSES
    Advertising                                                           97,566               107,018
    Selling                                                              760,036               799,175
    General and administrative                                         1,504,124             1,446,481
                                                                      ----------            ----------

                                                                       2,361,726             2,352,674
                                                                      ----------            ----------

Operating income                                                         812,312               470,226
                                                                      ----------            ----------

OTHER EXPENSE (INCOME)
    Interest expense                                                     109,130               123,103
    Interest income                                                       (8,117)               (9,121)
    Other, net                                                             1,024                 1,169
                                                                      ----------            ----------

                                                                         102,037               115,151
                                                                      ----------            ----------

Income before income tax expense                                         710,275               355,075

INCOME TAX EXPENSE                                                       292,000               142,000
                                                                      ----------            ----------

NET INCOME                                                            $  418,275            $  213,075
                                                                      ==========            ==========

BASIC AND DILUTED NET INCOME
    PER SHARE OF COMMON STOCK
    (Notes 4 and 6)                                                   $      .54            $      .28

DIVIDENDS PER SHARE OF COMMON STOCK
    (Note 6)                                                          $     .075            $      .05

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

                                 Hastings Manufacturing Company and Subsidiaries

                                 Condensed Consolidated Statements of Cash Flows
                                     ========================================
Three months ended March 31,                                              1998                   1997
                                                                       -----------            -----------
OPERATING ACTIVITIES
    Net income                                                         $   418,275            $   213,075
    Adjustments to reconcile net
        income to net cash from
        (for) operating activities:
        Depreciation                                                       371,456                334,100
        Deferred income taxes                                              247,000                117,500
        Change in postretirement
            benefit obligation                                            (246,840)               (75,736)
        Changes in operating
            assets and liabilities:
            Accounts receivable                                         (1,354,834)               (58,985)
            Refundable income taxes                                          2,487                  1,537
            Inventories                                                   (380,735)                87,080
            Prepaid expenses and other
                current assets                                             (26,056)                47,535
            Other assets                                                    12,329                (79,082)
            Accounts payable and accruals                                  204,571               (470,814)
                                                                       -----------            -----------

Net cash from (for) operating activities                                  (752,347)               116,210
                                                                       -----------            -----------

INVESTING ACTIVITY
    Capital expenditures                                                  (453,768)              (779,735)
                                                                       -----------            -----------

FINANCING ACTIVITIES
    Proceeds from issuance of notes
        payable to banks                                                 1,900,000              1,700,000
    Principal payments on notes
        payable to banks                                                  (800,000)            (2,000,000)
    Principal payments on long-term debt                                  (365,625)              (365,625)
    Dividends paid                                                         (58,794)               (39,090)
                                                                       -----------            -----------

Net cash from (for) financing activities                                   675,581               (704,715)
                                                                       -----------            -----------



EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      1,721                  1,675
                                                                       -----------            -----------

NET DECREASE IN CASH                                                      (528,813)            (1,366,565)

CASH, beginning of period                                                  558,172              1,457,783
                                                                       -----------            -----------

CASH, end of period                                                    $    29,359            $    91,218
                                                                       ===========            ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for:
        Interest                                                       $   120,008            $   126,145
        Income taxes, net of refunds                                         8,885                  8,766

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

              Hastings Manufacturing Company and Subsidiaries

           Notes to Condensed Consolidated Financial Statements
                   ====================================

NOTE 1 In the opinion of the management of Hastings Manufacturing Company and subsidiaries (Company), the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997.

NOTE 2 The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results for all of 1998.

NOTE 3 The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances, transactions and stockholdings have been eliminated.

         The accompanying consolidated financial statements are condensed and do not contain all of the information and footnote disclosures required by generally accepted accounting principles in a complete set of financial statements.

NOTE 4   In February 1997, Statement of Financial Accounting Standards
         (SFAS) No. 128, "Earnings Per Share," was issued. This Statement simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. It requires the presentation of both "basic" and "diluted" EPS on the face of the income statement with a supplementary reconciliation of the numerators and denominators used in the calculations. The Statement was effective for financial statements issued for periods after December 15, 1997, including interim periods.

         A reconciliation of the numerators and denominators used in the "basic" and "diluted" EPS calculations follows:

         Three months ended March 31,                                       1998                 1997
                                                                          --------             --------
         Numerator:
         Net income used for both
            "basic" and "diluted" EPS
            calculation                                                   $418,275             $213,075
         Denominator:                                                     ========             ========
         Weighted average shares
            outstanding for the period -
            used for "basic" EPS calculation                               771,496              768,516
         Dilutive effect of stock options                                    1,031                    -
         Weighted average shares outstanding                              --------             --------
            for the period - used for
            "diluted" EPS calculation                                      772,527              768,516
                                                                          ========             ========

         SFAS No. 128 had no effect on EPS for the three-month period ended March 31, 1997. All outstanding shares have been adjusted for the two-for-one stock split discussed in Note 6.

NOTE 5 SFAS No. 130, "Reporting Comprehensive Income," issued in June 1997, was adopted by the Company during the first quarter of 1998. This Statement requires that all components of comprehensive income and total comprehensive income be reported in one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders' equity. The Company has elected to report comprehensive income in its consolidated statement of stockholders' income (which is not presented for interim reporting purposes). Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners and distributions to owners. For interim reporting purposes, SFAS 130 requires disclosures of total comprehensive income.

         Comprehensive income and its components consist of the following:

         Three months ended March 31,                                       1998                 1997
                                                                          --------             --------
         Net income                                                       $418,275             $213,075
         Other comprehensive income,
            net of tax:
            Foreign currency translation
               adjustments                                                  15,761              (25,122)
            Minimum pension liability
               adjustment                                                        -                    -
                                                                          --------             --------

         Other comprehensive income                                         15,761              (25,122)
                                                                          --------             --------

         Comprehensive income                                             $434,036             $187,953
                                                                          ========             ========

         Accumulated comprehensive income totaled $2,164,372 and $2,180,133 at March 31, 1998 and December 31, 1997, respectively.

NOTE 6 On February 17, 1998, the Board of Directors authorized a two-for-one stock split, effected in the form of a stock dividend, effective March 23, 1998, payable to shareholders of record on March 2, 1998. All references to number of common shares, except shares authorized, and to all per share information have been adjusted to reflect the stock split on a retroactive basis.

              Hastings Manufacturing Company and Subsidiaries

            Review by Independent Certified Public Accountants
                   ====================================



The March 31, 1998 and 1997, condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by BDO Seidman, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As noted in the Company's 1997 Annual Report, 1997 reflected four quarters of post-filter operating results. As such, no 1998 versus 1997 comparisons are impacted by that event. Certain comparisons between 1997 and 1996, however, continued to be impacted by the transition period following the filter assets and operations sale. While most of the transition effects were phased out by the third quarter of 1996, certain items, as detailed in previous filings, carried through the 1996 year end.

RESULTS OF OPERATIONS

NET SALES

Net sales in the first quarter of 1998 increased $1,193,861, or 13.6%, from $8,752,157 in the first quarter of 1997 to $9,946,018. The 1998 increase reflects the Company's continued success within the domestic piston ring aftermarket combined with an acceleration of export volume. The domestic aftermarket growth further reflects the Company's focusing efforts begun in early 1996 as well as favorable competitive events within that market. As detailed in previous filings, the Company broadened its direct account export efforts throughout 1997. The success realized in early 1998 reflects, in part, the development and growth of those relationships.

Net sales in the first quarter of 1997 declined $2,612,225, or 23%, from the first quarter of 1996. Filter operations had contributed $2,728,000 of net sales in the first quarter of 1996 resulting in a net increase of $116,000, or 1.3%, from the remaining products in the 1997 comparative period. While that increase was modest, the market sales mix changed between the two quarters. The 1997 results reflected a higher volume of domestic piston ring aftermarket sales offset, in part, by lower comparative export volume in early 1997. The export decline reflected the time delay of developing those markets following the termination of the exclusivity aspect of the Company's relationship with its previous export representative in late 1996.

COST OF SALES AND GROSS PROFIT

Cost of sales during the first quarter of 1998 increased $842,723, or 14.2%, from $5,929,257 in the first quarter of 1997 to $6,771,980. This increase mirrors the reported net sales gain with a slight decline in the generated gross profit margin on net sales from 32.3% in the first quarter of 1997 to 31.9% in the 1998 comparative period. This decline in the gross profit margin primarily reflects the impact of the sales mix change with its higher relative portion of export sales activity in the first quarter 1998. Those sales have traditionally not required the same level of gross profit margin as domestic sales due to the lower level of ongoing operating support costs associated with the export markets. Through early 1998, the product cost factors (material, labor and overhead) have changed little from 1997. Though labor rates increased by 3% early in 1997, productivity gains have offset most of that adjustment.

Cost of sales during the first quarter of 1997 decreased $2,373,657, or 28.6%, from the first quarter of 1996 to $5,929,257. A primary portion of this reduction resulted from the absence of any filter related activity in 1997. The gross profit margin realized on net sales improved in 1997 to 32.3% from 26.9% in the first quarter of 1996. That relationship was also a direct result of the filter sale as a minimal gross profit on filter products was generated through 1996 under the terms of the Transition Agreement with the acquirer of the filter operations. In addition to specific filter product costs included in the 1996 results, certain product-driven distribution and support operating costs are included in cost of sales. Following the 1996 relocation from the Knoxville facility, those operating costs decreased from $1,126,000 in the first quarter of 1996 to $740,000 in the first quarter of 1997.

OPERATING EXPENSES

Total operating expenses increased $9,052, or 0.4%, from $2,352,674 in the first quarter of 1997 to $2,361,726. Advertising costs declined slightly reflecting the inclusion of a biannual product catalog expense in 1997. Selling expenses, down $39,139, or 4.9%, reflect certain sales staff reductions realized in late 1997. This impacted both compensation-driven costs as well as support costs including travel and benefit costs. General and administrative costs increased $57,643, or 4.0%, from $1,446,481 in the first quarter of 1997 to $1,504,124. This increase reflects higher personnel support costs offset in part by further reduction in various expenses associated with the general office and corporate operations. The personnel support costs include approximately $50,000 of severance related to staffing reductions realized in early 1998.

During 1997, the Company utilized the services of an outside consultant to assist in converting its computer systems to be Year 2000 compliant. At March 31, 1998, management believes the Company's core mainframe operating system and applications, its personal computer (PC) operating systems and the majority of its PC applications are compliant. The remaining PC applications are expected to be compliant during 1998 with the next software release or upgrade. Manufacturing equipment testing for Year 2000 compliance has been substantially completed with the remainder to be completed during 1998. The Company's software vendors have been contacted requesting assurances regarding Year 2000 compliance. Responses are in the process of being received and reviewed. Costs relating to the project during 1997, which approximated $110,000 for the entire year, were expensed as incurred. Future costs to be incurred to complete the Year 2000 project are not expected to be material.

OTHER EXPENSES

Other expenses netted to $102,037 for the first quarter of 1998 compared to a net expense total of $115,151 for the first quarter of 1997. The net interest portion totaled $101,013 for the first quarter of 1997 versus $113,982 for the same period in 1997. Interest costs associated with the long-term debt obligations declined during the past year reflecting the normal amortization of those obligations. Short-term borrowings increased, however, through that same period reflecting increased working capital requirements which were driven by the net sales increase. The net result of these expense factors was a modest decline in net interest expense. The 1998 and 1997 results primarily reflect the interest income derived from the funds generated by the filter operations sale which are to be held in escrow through September of this year.

TAXES ON INCOME

The 1998 and 1997 effective tax rates of 41.1% and 40.0%, respectively, are higher than the domestic statutory rate due primarily to the impact of various state income taxes and the impact of a higher statutory rate applicable to earnings of the Canadian subsidiary.

As of March 31, 1998, the Company recorded net deferred income tax assets of $7,932,753. The major components of that asset remain the tax effects of net operating loss carryforwards and accrued retirement and postretirement benefit obligations. The realization of this recorded benefit is dependent upon the generation of future taxable income.

Management believes it is more likely than not that adequate levels of future taxable income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations and the remaining net deductible temporary differences.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements continue to be for operating expenses, including labor costs and raw materials, and for funding accounts receivable, capital expenditures and long-term debt service. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. Reflecting the full transition out of filter operations, and the favorable impact of the subsequent restructuring effort, the Company expects to generate sufficient future funds from operations and bank borrowings to fund its growth and operating needs. The short-term borrowing lines available to the Company as of March 31, 1998 totaled $6.2 million, of which $1.7 million was unused. This capacity was increased by $1.5 million during January 1998 to its current level in partial response to the sales increase thus far this year.

During the first quarter of 1998, the Company used $752,347 of net cash for operating activities. The realized net income, depreciation and deferred income taxes were offset by increased accounts receivable and inventory levels. The deferred income tax asset decline reflects the Company's favorable first quarter performance. The increased accounts receivable and inventory values reflect the working capital needs resulting from the higher sales level. The 1998 capital expenditures, at $453,768 through March 31, may approach the 1997 total of $1,770,302 as several significant capital projects are currently being considered. The financing activities for the first quarter of 1998 reflect the continued amortization of the Company's long-term obligations as well as the increased reliance upon short-term borrowings in response to the increased working capital needs.

During the first quarter of 1997, the Company generated minimal net cash from operations as the realized net income, depreciation and deferred income taxes were nearly offset by the reduction in total accounts payable and accruals. Investing activities were quite high in the first quarter of 1997 reflecting the timing of several major projects. The financing activities for the first quarter of that year reflected the amortization of long-term debt obligations combined with a reduced volatility in the Company's short-term debt usage subsequent to the filter operations transition.

As noted throughout the above discussion, the Company has realized increased activity thus far this year. That growth has resulted in an increased net income level combined with increased working capital demands. The Company will continue to monitor its working capital needs to balance its cash and growth demands. At this point, the Company anticipates that operations (which should be subject to minimal current cash outflows for U.S. income taxes due to utilization of the net operating loss carryforwards), in combination with the balancing of available short-term lines of credit with our operations, will generate cash flows sufficient to fund its working capital, capital outlays and dividend needs through 1998.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued in June 1997 and which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," issued in February 1998, revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as when they were first required to be presented.

These new Statements are effective for the Company's 1998 year-end financial statements and require restatement of prior year comparative information. The implementation of these new Statements will not affect results of operations and financial position, but may have an impact on future financial statement disclosures. With respect to SFAS No. 131, the Company does not expect to change its operating segment groupings.

FORWARD LOOKING STATEMENTS

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

                        PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The information contained in Note 2 to the financial statements contained in this Report on Form 10-Q is here incorporated by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBIT. The following document is filed as an exhibit to this report on Form 10-Q:

          EXHIBIT
          NUMBER                   DOCUMENT
          -------                  --------

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


                              HASTINGS MANUFACTURING COMPANY



Date: May 14, 1998            By: /S/MONTY C. BENNETT
                                  Monty C. Bennett
                                  Its Vice-President, Employee Relations,
                                  Secretary and Director


Date: May 14, 1998            By: /S/THOMAS J. BELLGRAPH
                                  Thomas J. Bellgraph
                                  Its Vice-President, Finance

                               EXHIBIT INDEX


          EXHIBIT
          NUMBER                   DOCUMENT
          -------                  --------

           3(a) Amended Articles of Incorporation of Hastings Manufacturing Company filed as an exhibit to the Form 8-K Current Report filed on December 8, 1988, are incorporated herein by reference.

           3(b) Bylaws of Hastings Manufacturing Company filed as an exhibit to the Form 8-K Current Report filed on December 8, 1988, are incorporated herein by reference.

           27            Financial Data Schedule