Form 10-Q
period 1998-06-30
HASTINGS MANUFACTURING CO
filed 1998-08-14
CIK 46109

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarter Ended          Commission File Number
                 JUNE 30, 1998                      1-3574


                      HASTINGS MANUFACTURING COMPANY
          (Exact name of registrant as specified in its charter)


                    MICHIGAN                       38-0633740
         (State or other Jurisdiction of        (I.R.S. Employer
         Incorporation or Organization)       Identification No.)

            325 NORTH HANOVER STREET
               HASTINGS, MICHIGAN                    49058
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

                       Yes __X__            No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 OUTSTANDING AT
                      CLASS                      JULY 24, 1998
                      -----                      -------------
           Common stock, $2 par value             783,926 shares

              Hastings Manufacturing Company and Subsidiaries

                                 Contents
                        ===========================

PART I - FINANCIAL INFORMATION
                                                                       PAGE
     Item 1 - Financial Statements:

          Report on Review by Independent Certified Public
               Accountants                                                3

          Condensed Consolidated Balance Sheets -
               June 30, 1998 and December 31, 1997                      4-5

          Condensed Consolidated Statements of Operations -
               Three Months and Six Months Ended
               June 30, 1998 and 1997                                     6

          Condensed Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1998 and 1997                  7-8

          Notes to Condensed Consolidated Financial
               Statements                                              9-11

          Review by Independent Certified Public Accountants             12

     Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                             13-18


PART II - OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of
               Security Holders                                          19

     Item 6 - Exhibits and Reports on Form 8-K                           20

Report on Review by Independent Certified Public Accountants


Board of Directors
Hastings Manufacturing Company
Hastings, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Hastings Manufacturing Company and subsidiaries as of June 30, 1998, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1998 and 1997, and cash flows for the six-month periods ended June 30, 1998 and 1997, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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


/s/BDO Seidman, LLP

BDO Seidman, LLP
Grand Rapids, Michigan
July 24, 1998

                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

              Hastings Manufacturing Company and Subsidiaries

                   Condensed Consolidated Balance Sheets
                         ========================

                                                       JUNE 30,              DECEMBER 31,
ASSETS                                                   1998                    1997
                                                      -----------            -----------
CURRENT ASSETS
  Cash                                                $   318,177            $   558,172
  Accounts receivable, less allowance
     for possible losses of $150,000
     and $215,000                                       6,515,431              5,148,906
  Refundable income taxes                                  13,102                 13,475
  Inventories:
     Finished products                                  7,361,952              7,460,534
     Work in process                                      547,013                572,307
     Raw materials                                      2,041,259              1,239,657
  Prepaid expenses and other assets                        60,743                 75,669
  Future income tax benefits                            1,790,687              2,351,687
  Other current assets                                    978,294                958,517
                                                      -----------            -----------

TOTAL CURRENT ASSETS                                   19,626,658             18,378,924
                                                      -----------            -----------

PROPERTY AND EQUIPMENT
  Land and improvements                                   649,405                658,243
  Buildings                                             4,731,211              4,633,937
  Machinery and equipment                              18,762,648             18,180,840
                                                      -----------            -----------

                                                       24,143,264             23,473,020
  Less accumulated depreciation                        15,873,887             15,156,120
                                                      -----------            -----------

NET PROPERTY AND EQUIPMENT                              8,269,377              8,316,900
                                                      -----------            -----------

INTANGIBLE PENSION ASSET                                  815,189                815,189

FUTURE INCOME TAX BENEFITS                              5,833,812              5,828,923

OTHER ASSETS                                               24,866                 50,395
                                                      -----------            -----------

                                                      $34,569,902            $33,390,331
                                                      ===========            ===========

              Hastings Manufacturing Company and Subsidiaries

                   Condensed Consolidated Balance Sheets
                      ===============================
                                                       JUNE 30,              DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1998                    1997
                                                      -----------            -----------
CURRENT LIABILITIES
  Notes payable to banks                              $ 4,600,000            $ 3,400,000
  Accounts payable                                      1,324,480              1,475,098
  Accruals:
     Compensation                                         663,740                494,781
     Pension plan contribution                            643,479                608,786
     Taxes other than income                              222,443                172,854
     Income taxes                                          81,779                      -
     Miscellaneous                                        358,598                217,731
  Current portion of postretirement
     benefit obligation                                 1,110,442              1,110,442
  Current maturities of
     long-term debt                                     1,296,875              1,462,500
                                                      -----------            -----------

TOTAL CURRENT LIABILITIES                              10,301,836              8,942,192

LONG-TERM DEBT,
  less current maturities                                       -                565,625

PENSION AND DEFERRED COMPENSATION
  OBLIGATIONS, less current portion                     3,230,006              3,243,618

POSTRETIREMENT BENEFIT OBLIGATION,
  less current portion                                 14,883,069             15,318,770
                                                      -----------            -----------

TOTAL LIABILITIES                                      28,414,911             28,070,205
                                                      -----------            -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $2 par value,
     authorized and unissued
     500,000 shares                                             -                      -
  Common stock, $2 par value,
     1,750,000 shares authorized;
     783,926 and 780,626 shares
     issued and outstanding                             1,567,852              1,561,252

  Additional paid-in capital                              245,532                145,788
  Retained earnings                                     6,611,701              5,793,219
  Accumulated other comprehensive
     income (Note 5):
     Cumulative foreign currency
        translation adjustment                           (840,616)              (750,655)
     Pension liability adjustment                      (1,429,478)            (1,429,478)
                                                      -----------            -----------

TOTAL STOCKHOLDERS' EQUITY                              6,154,991              5,320,126
                                                      -----------            -----------

                                                      $34,569,902            $33,390,331
                                                      ===========            ===========

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

              Hastings Manufacturing Company and Subsidiaries

              Condensed Consolidated Statements of Operations
                      ==============================
                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                             ------------------                   ----------------
June 30,                                   1998              1997              1998              1997
                                           ----              ----              ----              ----
NET SALES                               $10,628,170       $9,602,232        $20,574,188       $18,354,389
COST OF SALES                             7,263,221        6,599,540         14,035,201        12,528,797
                                        -----------       ----------        -----------       -----------

Gross profit                              3,364,949        3,002,692          6,538,987         5,825,592
                                        -----------       ----------        -----------       -----------

OPERATING EXPENSES
   Advertising                               92,488           92,124            190,054           199,142
   Selling                                  833,782          733,722          1,593,818         1,532,897
   General and administrative             1,444,108        1,486,263          2,948,232         2,932,744
                                        -----------       ----------        -----------       -----------

                                          2,370,378        2,312,109          4,732,104         4,664,783
                                        -----------       ----------        -----------       -----------

Operating income                            994,571          690,583          1,806,883         1,160,809
                                        -----------       ----------        -----------       -----------

OTHER EXPENSE (INCOME)
   Interest expense                         113,440          134,020            222,570           257,123
   Interest income                          (11,660)         (13,658)           (19,777)          (22,779)
   Other, net                                (1,225)          (5,545)              (201)           (4,376)
                                        -----------       ----------        -----------       -----------

                                            100,555          114,817            202,592           229,968
                                        -----------       ----------        -----------       -----------

Income before income tax expense            894,016          575,766          1,604,291           930,841

INCOME TAX EXPENSE                          369,000          231,000            661,000           373,000
                                        -----------       ----------        -----------       -----------

NET INCOME                              $   525,016       $  344,766        $   943,291       $   557,841
                                        ===========       ==========        ===========       ===========



BASIC AND DILUTED NET INCOME
   PER SHARE OF COMMON STOCK
   (Notes 4 and 6)                             $.68             $.45              $1.22              $.73

DIVIDENDS PER SHARE OF
   COMMON STOCK (Note 6)                       $.08             $.05              $.155              $.10

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

              Hastings Manufacturing Company and Subsidiaries

              Condensed Consolidated Statements of Cash Flows
                       ============================
Six months ended June 30,                                    1998                   1997
                                                          -----------            -----------
OPERATING ACTIVITIES
   Net income                                             $   943,291            $   557,841
   Adjustments to reconcile net
      income to net cash from
      operating activities:
      Depreciation                                            760,888                678,194
      Deferred income taxes                                   561,000                296,000
      Gain on sale of property
          and equipment                                        (8,045)                (5,003)
      Change in postretirement
          benefit obligation                                 (435,701)              (413,450)
      Changes in operating
          assets and liabilities:
          Accounts receivable                              (1,384,485)              (742,629)
          Refundable income taxes                                   -                 19,435
          Inventories                                        (719,426)               406,925
          Prepaid expenses and other
             current assets                                    (4,917)                68,313
          Other assets                                         25,529                (62,199)
          Accounts payable and accruals                       422,160               (395,302)
                                                          -----------            -----------

Net cash from operating activities                            160,294                408,125
                                                          -----------            -----------

INVESTING ACTIVITIES
   Capital expenditures                                      (757,948)              (976,258)
   Proceeds from sale of property
      and equipment                                            18,268                  6,316
                                                          -----------            -----------

Net cash for investing activities                            (739,680)              (969,942)
                                                          -----------            -----------







FINANCING ACTIVITIES
   Proceeds from issuance of notes
      payable to banks                                      3,800,000              3,600,000
   Principal payments on notes
      payable to banks                                     (2,600,000)            (3,500,000)
   Principal payments on long-term debt                      (731,250)              (731,250)
   Dividends paid                                            (121,509)               (78,122)
                                                          -----------            -----------

Net cash from (for) financing activities                      347,241               (709,372)
                                                          -----------            -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (7,850)                (2,636)
                                                          -----------            -----------

NET DECREASE IN CASH                                         (239,995)            (1,273,825)

CASH, beginning of period                                     558,172              1,457,783
                                                          -----------            -----------

CASH, end of period                                       $   318,177            $   183,958
                                                          ===========            ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                            $   236,165            $   261,647
      Income taxes, net of refunds                             11,068                 14,268

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

              Hastings Manufacturing Company and Subsidiaries

           Notes to Condensed Consolidated Financial Statements
                        ==========================

NOTE 1    In the opinion of the management of Hastings Manufacturing
          Company and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position as of June 30, 1998, and the results of operations for the three months and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997.

NOTE 2 The results of operations for the six months June 30, 1998, are not necessarily indicative of the results for all of 1998.

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

NOTE 4    In February 1997, Statement of Financial Accounting Standards
          (SFAS) No. 128, "Earnings Per Share," was issued. SFAS No. 128 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. It requires the presentation of both "basic" and "diluted" EPS on the face of the income statement with a supplementary reconciliation of the numerators and denominators used in the calculations. SFAS No. 128 was effective for financial statements issued for periods after December 15, 1997, including interim periods.

          A reconciliation of the numerators and denominators used in the "basic" and "diluted" EPS calculations follows:

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                               ------------------           ----------------
          June 30,                             1998          1997          1998          1997
                                               ----          ----          ----          ----
          Numerator:
          Net income used
            for both "basic"
            and "diluted"
            EPS calculation                  $525,016      $344,766      $943,291      $557,841
                                             ========      ========      ========      ========
          Denominator:
          Weighted average shares
            outstanding for the
            period - used for
            "basic" EPS calculation           771,496       768,516       771,496       768,516
          Dilutive effect of stock
            options                             1,566             -         1,222             -
                                             --------      --------      --------      --------
          Weighted average shares
            outstanding for the
            period - used for
            "diluted" EPS
            calculation                       773,062       768,516       772,718       768,516
                                             ========      ========      ========      ========

NOTE 5 SFAS No. 128 had no effect on EPS for the three-month and six-month periods ended June 30, 1997. All outstanding shares have been adjusted for the two-for-one stock split discussed in Note 6.

          SFAS No. 130, "Reporting Comprehensive Income," issued in June 1997, was adopted by the Company during the first quarter of 1998. SFAS No. 130 requires that all components of comprehensive income and total comprehensive income be reported in one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders' equity. The Company has elected to report comprehensive income in its consolidated statement of stockholders' income (which is not presented for interim reporting purposes). Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners and distributions to owners. For interim reporting purposes, SFAS No. 130 requires disclosures of total comprehensive income.

          Comprehensive income and its components consist of the following:

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                               ------------------           ----------------
          June 30,                             1998          1997          1998          1997
                                               ----          ----          ----          ----
          Net income                         $525,016      $344,766      $943,291      $557,841
          Other comprehensive
            income, net of tax:
          Foreign currency
            translation
            adjustments                      (105,722)       (2,992)      (89,961)      (28,114)
          Minimum pension
            liability adjustment                    -             -             -             -
                                             --------      --------      --------      --------

          Other comprehensive
            income                           (105,722)       (2,992)      (89,961)      (28,114)
                                             --------      --------      --------      --------

          Comprehensive income               $419,294      $341,774      $853,330      $529,727
                                             ========      ========      ========      ========

          Accumulated comprehensive income totaled $2,270,094 and $2,180,133 at June 30, 1998 and December 31, 1997, respectively.

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

              Hastings Manufacturing Company and Subsidiaries

            Review by Independent Certified Public Accountants
                        ==========================



The June 30, 1998 and 1997, condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by BDO Seidman, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

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

RESULTS OF OPERATIONS

NET SALES

Net sales in the second quarter of 1998 increased $1,025,938, or 10.7%, from $9,602,232 in the second quarter of 1997 to $10,628,170. Net sales for the first half of 1998 have increased $2,219,799, or 12.1%, from $18,354,389 in the first half of 1997 to $20,574,188. This growth was fueled by increased piston ring sales volume in the domestic aftermarket, private brand and export areas. The growth in the domestic aftermarket reflects the continued success of the Company's increased focus in this aspect of the piston ring market. The growth in the private brand area is the result of increased volume to several major customers. The increase in the export area is the result of the on-going development and growth of the Company's direct export efforts, as detailed in previous reports.

Net sales in the second quarter of 1997 declined $1,175,391, or 10.9%, from the second quarter of 1996. For the first half of 1997, net sales declined $3,787,646, or 17.1%, from the first half of 1996. Filter operations accounted for $2,178,000 in net sales volume for the second quarter of 1996, and $4,906,000 through the first half of that same year, whereas no filter volume is included in the 1997 results. As such, net sales from the remaining products in 1997 increased by $1,002,000, or 11.7%, and $1,118,000, or 6.5%, for the comparative second quarter and first half periods, respectively.

COST OF SALES AND GROSS PROFIT

Cost of sales in the second quarter of 1998 increased $663,681, or 10.1%, from $6,599,540 in the second quarter of 1997, to $7,263,221. For the first half of 1998, cost of sales increased $1,506,404, or 12.0%, from $12,528,797 in the first half of 1997, to $14,035,201. The increased cost of sales reflects the corresponding increase in net sales. The gross profit margins increased slightly for the second quarter of 1998, from 31.3% for the second quarter of 1997, to 31.7%. For the first half of 1998, gross profit margins also increased, from 31.7% for the first half of 1997, to 31.8%. The increases in the gross profit margins are the result of a sales mix change, with higher relative domestic aftermarket activity for both the second quarter and the first half of 1998, in comparison to the corresponding periods in 1997. In addition, there was a decrease in certain product-driven distribution and support operating costs that are included in cost of sales. The gross profit margin declined to 31.7% in the second quarter of 1998 from 31.9% in the first quarter due to a sales mix change, with a higher relative portion of private brand sales activity in the second quarter. The private brand piston ring sales market has traditionally generated a lower gross profit margin than domestic sales, due to the lower level of operating expenses that are required to service its sales volume. Through the first half of 1998, the individual product cost factors (material, labor and overhead) have changed somewhat from 1997. While material costs have remained quite steady, labor rates increased by 3% in early 1998. Overhead rates applied to these labor rates, however, have declined, resulting in a minimal total cost per unit change.

Cost of sales during the second quarter of 1997 decreased $1,354,421, or 17.0%, from the second quarter of 1996, to $6,599,540. For the first half of 1997, cost of sales decreased $3,728,078, or 22.9%, from the first half of 1996. The reduced cost of sales totals primarily reflect the absence of any filter related activity in 1997. The gross profit margin for the first half of 1997 improved to 31.7% from 26.6% in the first half of 1996. The 1996 results were affected by the transition agreement that the Company had with the acquirer of the filter operations. This agreement resulted in minimal gross profit being generated on filter products in 1996. In addition to the specific filter production costs that are included in the 1996 results, certain product-driven distribution and support operating costs are included in cost of sales. Following the 1996 relocation from the Knoxville facility, these operating costs decreased from $2,144,000 in the first half of 1996, to $1,413,000 in the first half of 1997.

OPERATING EXPENSES

Total operating expenses for the second quarter of 1998 increased $58,269, or 2.5%, from $2,312,109 in the second quarter of 1997, to $2,370,378. For the first half of 1998, these expenses increased by $67,321, or 1.4%, from $4,664,783 in the first half of 1997, to $4,732,104. Advertising costs for the second quarter of 1998 mirrored those of the second quarter of 1997. For the first half or 1998 advertising costs declined slightly, reflecting the inclusion of a biannual product catalog expense in 1997. Selling costs for the second quarter of 1998 increased $100,060, of 13.6%, from the second quarter of 1997. Selling costs for the first half of 1998 increased $60,921, or 4.0%, from the first half of 1997. These increases are primarily associated with volume-driven costs such as agency commissions and various sales personnel expenses. There was also a moderate increase in sales promotion expense in the second quarter of 1998. General and administrative costs decreased $42,155, or 2.8%, from the second quarter of

1997. This decrease is due to cost savings attained in 1998 from the amendment to the postretirement benefit plan in the second quarter of 1997, combined with reduced employee education expenses. Education expenses were unusually high in 1997, reflecting both internal and external costs associated with the Company's successful QS9000 registration. For the first half of 1998, the general and administrative expenses have increased $15,488, or 0.5%, from the first half of 1997. This slight increase is the result of the expense decreases noted above, offset by an increase in various personnel support costs. The personnel costs include approximately $50,000 of severance related to staffing reductions in early 1998.

Total operating expenses for both the second quarter and first half of 1997 decreased significantly from the comparative periods in 1996. These reductions reflect the full elimination of any filter sensitive expenses by the Company in 1997, as well as the favorable results of the restructuring plan as reported in the Company's 1996 Annual Report.

OTHER EXPENSES (INCOME)

Other expenses netted to $100,555 for the second quarter of 1998, compared to $114,817 for the second quarter of 1997. For the first half of 1998, these expenses netted to $202,592, versus a net expense of $229,968 for the first half of 1997. Short-term borrowings have increased for both periods noted in 1998, reflecting increased working capital requirements as driven by the net sales increase. Increased interest costs associated with these short-term borrowings, however, were offset by the lower interest costs realized from the declining long-term debt obligations. The net effect is a reduction in interest expense in both the second quarter and first half of 1998, in comparison to the corresponding periods in 1997. The 1998 and 1997 interest income amounts are derived from the funds generated by the filter operations sale which are to be held in escrow through September of this year.

Other expenses for both the second quarter and first half of 1997 increased from the comparative periods in 1996. The net interest position reflects both lower expense and income in the 1997 comparative periods. This reflects a slight reduction in the Company's net borrowed position combined with the elimination of interest income from funds that were previously held for capital equipment acquisition.

TAXES ON INCOME

The 1998 and 1997 effective tax rates of 41.2% and 40.1%, respectively, are higher than the domestic statutory rate, primarily due to the impact of various state income taxes and the impact of a higher statutory rate applicable to the Company's Canadian subsidiary.

As of June 30, 1998, the Company recorded net deferred income tax assets of $7,624,499. The major components of those assets remain the tax effects of net operating loss carryforwards and accrued retirement and postretirement benefit obligations. The realization of this recorded benefit is dependent upon the generation of future taxable income.

Management believes it is likely that adequate levels of future taxable income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations and the remaining net deductible temporary differences.

YEAR 2000

During 1997, the Company utilized the services of an outside consultant to assist in converting its computer systems to be Year 2000 compliant. Management believes the Company's core mainframe operating system and applications, its personal computer (PC) operating systems and the majority of its PC applications are compliant. The remaining PC applications are expected to be compliant in early 1999 with the next software release or upgrade. Manufacturing equipment testing for Year 2000 compliance has been substantially completed, with the remainder to be completed by year end. The Company's primary customers and vendors have been contacted requesting assurances regarding their Year 2000 compliance. Responses are in the process of being received and reviewed. Costs related to the Year 2000 project during 1997, which approximated $110,000 for the entire year, were expensed as incurred. Future costs to be incurred to complete the Year 2000 project are not expected to be material.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements continue to be for operating expenses such as labor costs and raw materials, and for funding accounts receivable, capital expenditures and long-term debt service. Historically, the Company's primary sources of cash have been from operations and bank borrowings. As a result of the full transition out of filter operations, and the favorable impact of the subsequent restructuring effort, the Company expects to generate sufficient future funds from operations and bank borrowings to fund its growth and operating needs. The short-term lines available to the Company as of June 30, 1998 totaled $7.2 million, of which $2.6 million was unused. This capacity was increased by $1.0 million during the second quarter of 1998 to its current level. That capacity is available to fund any additional inventory and accounts receivable needs that result from the sales increase thus far this year.

During the first half of 1998, the Company generated $160,294 of net cash for operating activities. The realized net income, depreciation, deferred income taxes and increased accounts payable and accruals were largely offset by increases in accounts receivable and inventories. The increased accounts receivable and inventory totals reflect the additional working capital requirements that are necessary to support the higher sales level.

The decline in the net deferred income tax asset is the result of the partial utilization of the tax net operating loss carryforward, which reflects the Company's favorable first half performance. The capital expenditures for the first half of 1998 are at $757,948, which represents a decrease in comparison to expenditures of $976,258 in the first half of 1997. While second quarter capital expenditures slowed to $304,180 from $453,768 in the first quarter of 1998, total capital expenditures for 1998 may yet approach the yearly 1997 total of $1,770,302, as several significant capital projects are currently under consideration. The financing activities for the first half of 1998 reflect the continued amortization of the Company's long-term debt obligations, as well as the increased reliance upon short-term borrowings that have been necessary to satisfy increased working capital needs. Dividends paid increased in the first half of 1998 as a result of the Company's March 23, 1998 two-for-one stock split effected in the form of a stock dividend, which required an upward adjustment of $0.005 dividend per share on the number of shares outstanding after the stock split.

During the first half of 1997, the Company generated net cash from operating activities of $408,125. The realized net income and absorbed depreciation, combined with the reductions in the deferred income tax asset, inventories and prepaid assets, generated enough cash to absorb the net increase in accounts receivable and the net decline in accounts payable and accruals. The investing activities were quite high for the first half of 1997, reflecting the timing of several major capital expenditures. The financing activities for the first half of 1997 reflect the normal amortization of the Company's long-term debt obligation, as well as a reduced reliance on the Company's short-term debt subsequent to the filter operations transition.

As noted throughout the above discussion, the Company has realized increased activity thus far in 1998. That growth has resulted in an increased net income level combined with increased working capital demands. The Company will continue to monitor its working capital needs to balance its cash and growth demands. At this point, the Company anticipates that operations (which should be subject to minimal current cash outflows for U.S. income taxes due to the utilization of the net operating loss carryforwards), in combination with the balancing of available short-term lines with our operations, will generate cash flows that will be sufficient to fund its working capital, capital outlays and dividend requirements through 1998.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which was issued in June 1997 and supersedes SFAS No. 14, "Financial Reporting for
Segments of a Business Enterprise," establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.
It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

SFAS No. 131 and 132 are effective for the Company's 1998 year-end financial statements and require restatement of prior year comparative information. The implementation of these new Statements will not affect results of operations and financial position, but may have an impact on future financial statement disclosures. With respect to SFAS No. 131, the Company does not expect to change its operating segment groupings.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998, requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Company has not entered into derivatives contracts for speculative purposes. The Company does periodically enter into interest rate swap and collar agreements to reduce the impact of changes in interest rates on its floating rate borrowings. However, the fair value of such derivatives are not significant. Accordingly, the Company does not expect adoption of the new Statement on January 1, 2000 to materially affect its financial statements.

FORWARD LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this commentary include certain predictions and projections that may be considered forward-looking statements under securities laws, including, but not limited to, those statements under the captions "Results of Operations" and "Liquidity and Capital Resources." These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

                        PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Hastings Manufacturing Company was held on May 5, 1998. The purposes of the meeting were to elect directors, to approve the Hastings Manufacturing Company Stock Option and Restricted Stock Plan of 1997 and to transact any other business that may have properly come before the meeting.

The name of each director elected at the meeting (along with the number of votes cast for, against or authority withheld and broker non-votes) and the name of each other director whose term of office as a director continued after the meeting follows:

                                                                  AUTHORITY     BROKER
          ELECTED DIRECTOR              FOR       AGAINST          WITHHELD    NON-VOTES
          ------------------------------------------------------------------------------
          Neil A. Gardner             383,077          --               120        --

          DIRECTORS WHO CONTINUE TO SERVE
          Mark R.S. Johnson
          Andrew F. Johnson
          Dale W. Koop
          Monty C. Bennett
          Douglas A. DeCamp
          William R. Cook
          Richard L. Foster

The number of votes cast for, against or authority withheld and broker non-votes for approval of the Hastings Manufacturing Company Stock Option and Restricted Stock Plan of 1997 follows:

                                                         AUTHORITY    BROKER
                                   FOR       AGAINST     WITHHELD    NON-VOTES
          --------------------------------------------------------------------
          Approval of the         381,776     3,924        420           --
            Hastings
            Manufacturing Company
            Stock Option and
            and Restricted
            Stock Plan of 1997

The numbers of shares set forth above do not take into account the two-for-one stock split discussed in Note 6 to the financial statements contained in this Form 10-Q, as the record date for determining the shareholders entitled to vote at the meeting was prior to the payment date of the stock split.

Item 6.   Exhibits and Reports on Form 8-K

          (a) EXHIBITS. The following documents are filed as exhibits to this report on Form 10-Q:

EXHIBIT
NUMBER              DOCUMENT

3(a) Articles of Incorporation of Hastings Manufacturing Company, as amended to date.

3(b)       Bylaws of Hastings Manufacturing Company, as amended to date.

4(a) Articles of Incorporation of Hastings Manufacturing Company, as amended to date. See Exhibit 3(a).

4(b) Bylaws of Hastings Manufacturing Company, as amended to date. See Exhibit 3(b).

4(c) Instruments defining the rights of security holders, including indentures filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1983, are incorporated herein by reference.

4(d) NBD Bank, N.A. $3,312,500 Term Loan Agreement and Term Note, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1993, is incorporated herein by reference.

4(e) NBD Bank, N.A. $4,000,000 Term Loan Agreement and Term Note, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1994, is incorporated herein by reference.

4(f) NBD Bank, N.A. $6,000,000 Credit Authorization and Master Promissory Note, dated May 31, 1994, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1994, is incorporated herein by reference.

4(g) First Amendment, dated May 2, 1995, to the NBD Bank, N.A. $6,000,000 Credit Authorization and Master Promissory Note, dated May 31, 1994, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1995, is incorporated herein by reference.

EXHIBIT
NUMBER              DOCUMENT

4(h) Second Amendment, dated September 30, 1995, to the NBD Bank, N.A. $6,000,000 Credit Authorization and Master Promissory Note, dated May 31, 1994, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1995, is incorporated herein by reference.

4(i) Third Amendment, dated as of May 31, 1996, to the NBD Bank, N.A. $6,000,000 Credit Authorization and Master Promissory Note, dated May 31, 1994, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1996, is incorporated herein by reference.

4(j) Fourth Amendment, dated as of May 31, 1997, to the NBD Bank, N.A., $4,000,000 Credit Authorization and Master Promissory Note, dated May 31, 1994, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1997, is incorporated herein by reference.

4(k) Fifth Amendment, dated as of May 31, 1998, to the NBD Bank, N.A., $5,000,000 Credit Authorization and Master Promissory Note, dated May 31, 1994.

4(l) Preferred Stock Purchase Rights, filed as an exhibit to Form 8-K filed with the Securities and Exchange Commission on February 15, 1996, is incorporated herein by reference.

4(m) Confirmation, dated as of March 12, 1996, regarding an interest rate collar transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1996, is incorporated herein by reference.

4(n) Commercial Line of Credit Agreement and Note, dated as of January 23, 1998, between Hastings Manufacturing Company and Hastings City Bank.

10(a) Hastings Manufacturing Company Stock Option and Restricted Stock Plan of 1997, filed as Appendix A to the Company's Definitive
           Proxy Statement with respect to the Company's Annual Meeting of Shareholders held on May 5, 1998, is here incorporated by reference.

27         Financial Data Schedule

          (b) REPORTS ON FORM 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.




                              HASTINGS MANUFACTURING COMPANY



Date:  August 14, 1998        /S/MONTY C. BENNETT
                              Monty C. Bennett
                              Its Vice-President, Employee
                              Relations, Secretary and Director


Date:  August 14, 1998        /S/THOMAS J. BELLGRAPH
                              Thomas J. Bellgraph
                              Its Vice-President, Finance

                               EXHIBIT INDEX




EXHIBIT
NUMBER              DOCUMENT

3(a) Articles of Incorporation of Hastings Manufacturing Company, as amended to date.

3(b)       Bylaws of Hastings Manufacturing Company, as amended to date.

4(a) Articles of Incorporation of Hastings Manufacturing Company, as amended to date. See Exhibit 3(a).

4(b) Bylaws of Hastings Manufacturing Company, as amended to date. See Exhibit 3(b).

4(c) Instruments defining the rights of security holders, including indentures filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1983, are incorporated herein by reference.

4(d) NBD Bank, N.A. $3,312,500 Term Loan Agreement and Term Note, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1993, is incorporated herein by reference.

4(e) NBD Bank, N.A. $4,000,000 Term Loan Agreement and Term Note, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1994, is incorporated herein by reference.

4(f) NBD Bank, N.A. $6,000,000 Credit Authorization and Master Promissory Note, dated May 31, 1994, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1994, is incorporated herein by reference.

4(g) First Amendment, dated May 2, 1995, to the NBD Bank, N.A. $6,000,000 Credit Authorization and Master Promissory Note, dated May 31, 1994, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1995, is incorporated herein by reference.

EXHIBIT
NUMBER              DOCUMENT

4(h) Second Amendment, dated September 30, 1995, to the NBD Bank, N.A. $6,000,000 Credit Authorization and Master Promissory Note, dated May 31, 1994, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1995, is incorporated herein by reference.

4(i) Third Amendment, dated as of May 31, 1996, to the NBD Bank, N.A. $6,000,000 Credit Authorization and Master Promissory Note, dated May 31, 1994, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1996, is incorporated herein by reference.

4(j) Fourth Amendment, dated as of May 31, 1997, to the NBD Bank, N.A., $4,000,000 Credit Authorization and Master Promissory Note, dated May 31, 1994, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1997, is incorporated herein by reference.

4(k) Fifth Amendment, dated as of May 31, 1998, to the NBD Bank, N.A., $5,000,000 Credit Authorization and Master Promissory Note, dated May 31, 1994.

4(l) Preferred Stock Purchase Rights, filed as an exhibit to Form 8-K filed with the Securities and Exchange Commission on February 15, 1996, is incorporated herein by reference.

4(m) Confirmation, dated as of March 12, 1996, regarding an interest rate collar transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-K Annual Report for the year-ended December 31, 1996, is incorporated herein by reference.

4(n) Commercial Line of Credit Agreement and Note, dated as of January 23, 1998, between Hastings Manufacturing Company and Hastings City Bank.

10(a) Hastings Manufacturing Company Stock Option and Restricted Stock Plan of 1997, filed as Appendix A to the Company's Definitive
           Proxy Statement with respect to the Company's Annual Meeting of Shareholders held on May 5, 1998, is here incorporated by reference.

27         Financial Data Schedule