Form 10-Q
period 1998-09-30
HASTINGS MANUFACTURING CO
filed 1998-11-16
CIK 46109

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549
===============================================================================

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarter Ended          Commission File Number
              September 30, 1998                    1-3574


                      HASTINGS MANUFACTURING COMPANY
          (Exact Name of Registrant as Specified in its Charter)


                   MICHIGAN                        38-0633740
        (State or Other Jurisdiction of         (I.R.S. Employer
        Incorporation or Organization)        Identification No.)

           325 NORTH HANOVER STREET
              HASTINGS, MICHIGAN                     49058
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

                       Yes __X__               No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                OUTSTANDING AT
                     CLASS                     OCTOBER 23, 1998
                     -----                     ----------------
          Common stock, $2 par value            783,926 shares

===============================================================================

              Hastings Manufacturing Company and Subsidiaries

                                 Contents

                           ====================

PART I - FINANCIAL INFORMATION                                          PAGE

     Item 1 - Financial Statements:

          Report on Review by Independent Certified Public
               Accountants                                                3

          Condensed Consolidated Balance Sheets -
               September 30, 1998 and December 31, 1997                 4-5

          Condensed Consolidated Statements of Income -
               Three Months and Nine Months Ended
               September 30, 1998 and 1997                                6

          Condensed Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1998 and 1997            7-8

          Notes to Condensed Consolidated Financial
               Statements                                              9-11

          Review by Independent Certified Public Accountants             12

     Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                             13-20

     Item 3 - Quantitative and Qualitative Disclosure About
               Market Risk                                               20


PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                        21-22

       Report on Review by Independent Certified Public Accountants

                        ===========================


Board of Directors
Hastings Manufacturing Company
Hastings, Michigan

We have reviewed the accompanying condensed consolidated balance sheets of Hastings Manufacturing Company and subsidiaries as of September 30, 1998, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, and cash flows for the nine-month period ended September 30, 1998 and 1997, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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


/s/ BDO Seidman, LLP

BDO Seidman, LLP
Grand Rapids, Michigan
October 23, 1998

                      PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

              Hastings Manufacturing Company and Subsidiaries

                   Condensed Consolidated Balance Sheets

                        ===========================
                                               SEPTEMBER 30,        DECEMBER 31,
                                                   1998                 1997
                                               -------------        ------------
ASSETS

CURRENT ASSETS
      Cash                                    $      339,854       $     558,172
      Accounts receivable, less allowance
        for possible losses of $175,000
        and $215,000                               6,110,314           5,148,906
      Refundable income taxes                          5,205              13,475
      Inventories:
        Finished products                          7,370,245           7,460,534
        Work in process                              558,286             572,307
        Raw materials                              2,296,231           1,239,657
      Prepaid expenses and other assets               84,321              75,669
      Future income tax benefits                   2,391,463           2,351,687
      Other current assets                                 -             958,517
                                              --------------       -------------
TOTAL CURRENT ASSETS                              19,155,919          18,378,924
                                              --------------       -------------
PROPERTY AND EQUIPMENT
      Land and improvements                          637,241             658,243
      Buildings                                    4,793,922           4,633,937
      Machinery and equipment                     18,810,548          18,180,840
                                              --------------       -------------
                                                  24,241,711          23,473,020
      Less accumulated depreciation               16,151,160          15,156,120
                                              --------------       -------------
NET PROPERTY AND EQUIPMENT                         8,090,551           8,316,900
                                              --------------       -------------
PREPAID PENSION ASSET (Note 2)                     2,675,688                   -

INTANGIBLE PENSION ASSET                             815,189             815,189




FUTURE INCOME TAX BENEFITS                         5,052,764           5,828,923

OTHER ASSETS                                          11,966              50,395
                                              --------------       -------------
                                              $   35,802,077       $  33,390,331
                                              ==============       =============

              Hastings Manufacturing Company and Subsidiaries

                   Condensed Consolidated Balance Sheets

                        ===========================
                                               SEPTEMBER 30,            DECEMBER 31,
                                                   1998                     1997
                                               -------------            ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Notes payable to banks                  $    1,100,000        $     3,400,000
      Accounts payable                             1,397,290              1,475,098
      Accruals:
        Compensation                                 744,386                494,781
        Pension plan contribution                          -                608,786
        Taxes other than income                      115,173                172,854
        Income taxes                                 109,656                      -
        Miscellaneous                                417,598                217,731
      Current portion of postretirement
        benefit obligation                         1,044,175              1,110,442
      Current maturities of
        long-term debt (Note 2)                    1,320,000              1,462,500
                                              --------------        ---------------
TOTAL CURRENT LIABILITIES                          6,248,278              8,942,192

LONG-TERM DEBT,
      less current maturities (Note 2)             5,280,000                565,625

PENSION AND DEFERRED COMPENSATION
      OBLIGATIONS, less current portion            3,222,993              3,243,618

POSTRETIREMENT BENEFIT OBLIGATION,
      less current portion                        14,827,367             15,318,770
                                              --------------        ---------------
TOTAL LIABILITIES                                 29,578,638             28,070,205
                                              --------------        ---------------
STOCKHOLDERS' EQUITY
      Preferred stock, $2 par value,
        authorized and unissued
        500,000 shares                                     -                      -
      Common stock, $2 par value,
        1,750,000 shares authorized;
        783,926 and 780,626 shares
        issued and outstanding                     1,567,852              1,561,252
      Additional paid-in capital                     245,532                145,788
      Retained earnings                            6,804,525              5,793,219

      Accumulated other comprehensive
        income (Note 4):
        Cumulative foreign currency
          translation adjustment                    (964,992)              (750,655)
        Pension liability adjustment              (1,429,478)            (1,429,478)
                                              --------------        ---------------
TOTAL STOCKHOLDERS' EQUITY                         6,223,439              5,320,126
                                              --------------        ---------------
                                              $   35,802,077        $    33,390,331
                                              ==============        ===============

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

              Hastings Manufacturing Company and Subsidiaries

                Condensed Consolidated Statements of Income
                        ===========================
                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                             ------------------                     -----------------
SEPTEMBER 30,                             1998               1997                 1998              1997
                                          ----               ----                 ----              ----
NET SALES                          $   9,255,806      $    8,838,664      $    29,829,994     $   27,193,053
COST OF SALES                          6,503,789           5,990,310           20,538,990         18,519,107
                                   -------------      --------------      ---------------     --------------
Gross profit                           2,752,017           2,848,354            9,291,004          8,673,946
                                   -------------      --------------      ---------------     --------------
OPERATING EXPENSES
     Advertising                          50,234             107,343              240,288            306,485
     Selling                             717,858             749,305            2,311,676          2,282,202
     General and administrative        1,417,429           1,469,236            4,365,661          4,401,980
                                   -------------      --------------      ---------------     --------------
                                       2,185,521           2,325,884            6,917,625          6,990,667
                                   -------------      --------------      ---------------     --------------
Operating income                         566,496             522,470            2,373,379          1,683,279
                                   -------------      --------------      ---------------     --------------
OTHER EXPENSE (INCOME)
     Interest expense                    114,223             127,899              336,793            385,022
     Interest income                     (16,205)             (8,670)             (35,982)           (31,449)
     Other, net                           (5,060)             17,892               (5,261)            13,516
                                   -------------      --------------      ---------------     --------------

                                          92,958             137,121              295,550            367,089
                                   -------------      --------------      ---------------     --------------

Income before income tax expense         473,538             385,349            2,077,829          1,316,190

INCOME TAX EXPENSE                       218,000             153,000              879,000            526,000
                                   -------------      --------------      ---------------     --------------

             NET INCOME            $     255,538      $      232,349      $     1,198,829     $      790,190
                                   =============      ==============      ===============     ==============
BASIC AND DILUTED NET INCOME
     PER SHARE OF COMMON STOCK
     (Notes 3 and 5)                        $.33                $.30                $1.55             $1.03

DIVIDENDS PER SHARE OF
     COMMON STOCK (Note 5)                  $.08               $.075                $.235             $.175

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

              Hastings Manufacturing Company and Subsidiaries

              Condensed Consolidated Statements of Cash Flows
                        ===========================
NINE MONTHS ENDED SEPTEMBER 30,                    1998                    1997
                                               -------------            ------------
OPERATING ACTIVITIES
     Net income                               $   1,198,829         $       790,190
     Adjustments to reconcile net
       income to net cash from (for)
       operating activities:
       Depreciation                               1,135,743               1,013,017
       Deferred income taxes                        748,000                 447,000
       Gain on sale of property
         and equipment                               (1,980)                 (9,534)
       Change in postretirement
         benefit obligation                        (557,670)               (676,602)
       Changes in operating
         assets and liabilities:
         Accounts receivable                     (1,003,629)               (630,906)
         Refundable income taxes                          -                  15,282
         Inventories                             (1,049,819)                205,810
         Prepaid expenses and other
           current assets                            (1,299)                 28,750
         Other assets                            (2,637,259)                (41,091)
         Accounts payable and accruals              (77,003)               (191,315)
                                              -------------         ---------------
Net cash from (for) operating activities         (2,246,087)                950,601
                                              -------------         ---------------
INVESTING ACTIVITIES
     Capital expenditures                        (1,010,120)             (1,300,416)
     Proceeds from sale of property
       and equipment                                 17,972                   5,386
     Release of filter sale escrow funds            958,517                       -
                                              -------------         ---------------
Net cash for investing activities                   (33,631)             (1,295,030)
                                              -------------         ---------------
FINANCING ACTIVITIES
     Proceeds from issuance of notes
       payable to banks                           6,000,000               5,300,000
     Principal payments on notes
       payable to banks                          (8,300,000)             (5,100,000)
     Proceeds from issuance of long-term
       debt to banks                              6,600,000                       -
     Principal payments on long-term debt        (2,028,125)             (1,096,875)
     Dividends paid                                (184,223)               (136,669)
                                              -------------         ---------------

Net cash from (for) financing activities          2,087,652              (1,033,544)
                                              -------------         ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH             (26,252)                 (3,540)
                                              -------------         ---------------
NET DECREASE IN CASH                               (218,318)             (1,381,513)

CASH, beginning of period                           558,172               1,457,783
                                              -------------         ---------------
CASH, end of period                           $     339,854         $        76,270
                                              =============         ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
     Cash paid during the period for:
       Interest                               $     372,709         $       389,546
       Income taxes, net of refunds                   5,749                  15,205


See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

              Hastings Manufacturing Company and Subsidiaries

           Notes to Condensed Consolidated Financial Statements
                        ==========================

NOTE 1 In the opinion of the management of Hastings Manufacturing Company and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position as of September 30, 1998, and the results of operations for the three months and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997.

           The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the anticipated results for all of 1998.

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

 NOTE 2 In late August 1998, the Company entered into a loan agreement with its primary lender which provides for an unsecured $6,600,000 term loan and an unsecured $3,000,000 credit authorization for revolving credit loans and letters of credit. The entire $6,600,000 was borrowed and was used to additionally fund the Company's defined benefit plans, to pay off the previously outstanding long-term debt and to reduce short-term notes payable. The additional funding to the Company's defined benefit plans resulted in the $2,675,688 prepaid pension asset in the accompanying condensed consolidated balance sheet at September 30, 1998. The term loan is payable in quarterly principal payments of $330,000, plus interest. Under the agreement, the Company's short-term line with its primary lender was reduced from $5,000,000 to $3,000,000. Total short-term lines available to the Company as of September 30, 1998 totaled $5,200,000, of which $4,100,000 was unused.

           Under the new loan agreement, interest for both the short- and long-term borrowings is based on three different pricing options: a negotiated rate, a eurodollar rate (LIBOR plus a factor) and a floating rate (greater of the federal funds rate plus a factor or the prime rate). The effective eurodollar rate and floating rate are increased by a margin rate, ranging from 1.50% to 2.00%, which is based upon certain Company performance parameters. In connection with the $6,600,000 term loan agreement, the Company entered into an interest rate swap agreement essentially to fix the interest rate on these long-term borrowings at 5.95% plus the above-mentioned margin rate, resulting in an interest rate range of 7.45% to 7.95%. As of September 30, 1998, the interest rate in effect on these long-term borrowings was 7.70%.

 NOTE 3 In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," was issued. This Statement simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. It requires the presentation of both "basic" and "diluted" EPS on the face of the income statement with a supplementary reconciliation of the numerators and denominators used in the calculations. The Statement was effective for financial statements issued for periods after December 15, 1997, including interim periods.

           A reconciliation of the numerators and denominators used in the "basic" and "diluted" EPS calculations follows:

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 ------------------            -----------------
               SEPTEMBER 30,                    1998            1997          1998           1997
                                                ----            ----          ----           ----
               Numerator:
               Net income used
                for both "basic"
                and "diluted"
                EPS calculation            $    255,538    $    232,349   $ 1,198,829     $   790,190
                                           ============    ============   ===========     ===========
               Denominator:
               Weighted average shares
                outstanding for the
                period - used for
                "basic" EPS calculation         771,496         768,516       771,496         768,516
               Dilutive effect of stock
                options                             836               -         1,066               -
                                           ------------    ------------   -----------     -----------
               Weighted average shares
                outstanding for the
                period - used for
                "diluted" EPS
                calculation                $    772,332    $    768,516   $   772,562     $   768,516
                                           ============    ============   ===========     ===========

           SFAS No. 128 had no effect on EPS for the three-month and nine-month periods ended September 30, 1997. All outstanding shares have been adjusted for the two-for-one stock split discussed in Note 5.

NOTE 4 SFAS No. 130, "Reporting Comprehensive Income," issued in September 1997, was adopted by the Company during the first quarter of 1998. This Statement requires that all components of comprehensive income and total comprehensive income be reported in one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders' equity. The Company has elected to report comprehensive income in its consolidated statement of stockholders' income (which is not presented for interim reporting purposes). Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners and distributions to owners. For interim reporting purposes, SFAS 130 requires disclosures of total comprehensive income.

           Comprehensive income and its components consist of the following:

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 ------------------            -----------------
               SEPTEMBER 30,                    1998            1997          1998           1997
                                                ----            ----          ----           ----
               Net income                  $   255,538     $   232,349    $  1,198,829    $   790,190
               Other comprehensive
                income, net of tax:
               Foreign currency
                translation
                adjustments                   (124,376)        (21,424)       (214,337)       (49,538)
               Minimum pension
                liability adjustment                 -               -               -              -
                                           -----------     -----------    ------------    -----------
               Other comprehensive
                income                        (124,376)        (21,424)       (214,337)       (49,538)
                                           -----------     -----------    ------------    -----------
               Comprehensive income        $   131,162     $   210,925    $    984,492    $   740,652
                                           ===========     ===========    ============    ===========

           Accumulated other comprehensive income totaled $2,394,470 and $2,180,133 at September 30, 1998 and December 31, 1997,
           respectively.

NOTE 5 On February 17, 1998, the Board of Directors authorized a two-for-one stock split, effected in the form of a stock dividend, effective March 23, 1998, payable to shareholders of record on March 2, 1998. All references to number of common shares, except shares authorized, and to all per share information have been adjusted to reflect the stock split on a retroactive basis.

              Hastings Manufacturing Company and Subsidiaries

            Review by Independent Certified Public Accountants

                        ===========================


The September 30, 1998 and 1997, condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by BDO Seidman, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As noted in the Company's 1997 Annual Report, 1997 reflected four quarters of post-filter operating results following the sale of the Company's filter operations. As such, no 1998 versus 1997 comparisons are impacted by that event. Certain comparisons between 1997 and 1996, however, continued to be impacted by the transition period following the filter assets and operations sale. While most of the transition effects were phased out by the third quarter of 1996, certain items, as detailed in previous filings, carried through the 1996 year end.

RESULTS OF OPERATIONS

NET SALES

Net sales in the third quarter of 1998 increased $417,142, or 4.7%, from $8,838,664 in the third quarter of 1997 to $9,255,806. Net sales for the nine-month period ended September 30, 1998 increased $2,636,941, or 9.7%, from $27,193,053 in 1997 to $29,829,994. The slower growth in the third quarter reflects a reduced trend of piston ring sales to the domestic aftermarket, combined with a slight reduction in the Company's original equipment volume. The domestic aftermarket volume was adversely impacted during the quarter by inventory shortages that followed the strong sales volume through the first half of this year. The Company is currently addressing that issue in an effort to minimize its effects in future periods. The original equipment volume was impacted slightly by a work stoppage at one of the Company's primary accounts early in the current quarter. The growth for the nine-month period, however, continues to reflect increases in piston ring sales volume within all areas of the business; domestic aftermarket, private brand and export. The growth in the domestic aftermarket is the result of the continued success of the Company's increased focus in this aspect of the piston ring market. The growth in the private brand area is the result of the increased volume to several major customers. The increase in the export area is the result of the on-going development and growth of the Company's direct export efforts, as detailed in previous reports.

Net sales in the third quarter of 1997 decreased $282,157, or 3.1%, from the third quarter of 1996. Net sales for the nine-month period ended September 30, 1997 decreased $4,069,803, or 13.0%, from the same period in 1996. Filter operations accounted for $879,000 in net sales volume for the third quarter of 1996, and $5,785,000 through the first nine months of that same year, whereas no filter volume is included in the 1997 results. As such, net sales from the remaining products in 1997 increased $597,000, or 7.2%, and $1,715,000, or 6.7%, for the comparative third quarter and nine-month periods, respectively.

COST OF SALES AND GROSS PROFIT

Cost of sales in the third quarter of 1998 increased $513,479, or 8.6%, from $5,990,310 in the third quarter of 1997, to $6,503,789. For the first nine months of 1998, cost of sales increased $2,019,883, or 10.9%, from $18,519,107 to $20,538,990. The increased cost of sales reflects the corresponding increase in net sales. The gross profit margins decreased for the third quarter of 1998, from 32.2% for the third quarter of 1997, to 29.7%. For the first nine months of 1998, gross margins also decreased, from 31.9% for the first nine months of 1997, to 31.1%. The decreases in the gross profit margins for both periods noted are the result of a sales mix change. The Company has maintained a significant increase in export piston ring activity throughout the year. The export piston ring sales market has traditionally generated a lower gross profit margin than domestic sales, due to the lower level of operating expenses that are required to service domestic sales volume. This item, when combined with the previously noted lower relative increase in domestic aftermarket piston ring sales and the slight reduction in private brand sales during the third quarter of 1998, resulted in decreased gross profit margins for both the third quarter and nine-month periods in 1998. In addition, during the third quarter of 1998, there was an increase in certain product-driven distribution and support operating costs that are included in cost of sales. This too had the effect of reducing the gross profit margins for the third quarter and nine months ending September 30, 1998, in comparison to the same periods in 1997. Through the first nine months of 1998, the individual product cost factors (material, labor and overhead) have changed slightly from 1997. While material costs have declined slightly, labor rates have increased by 3.0% in 1998. Overhead rates applied to these labor rates have declined, however, resulting in a minimal total cost per unit change.

Cost of sales during the third quarter of 1997 decreased $625,692, or 9.5%, from the third quarter of 1996. For the first nine months of 1997, cost of sales decreased by $4,353,770, or 19.0%, from the same period in 1996. The reduced cost of sales totals primarily reflect the absence of any filter related activity in 1997. The gross profit margin for the first nine months of 1997 improved to 31.9% from 26.8% in the corresponding period in 1996. The 1996 results were affected by the transition agreement that the Company had with the purchaser of the Company's filter operations. This agreement resulted in minimal gross profit being generated on filter products in 1996. In addition to the specific filter production costs that are included in the 1996 results, certain product-driven distribution and support operating costs are included in cost of sales. Following the 1996 relocation from the Knoxville facility, these operating costs decreased from $2,805,000 in the first nine months of 1996, to $1,997,000 in the first nine months of 1997.

OPERATING EXPENSES

Total operating expenses for the third quarter of 1998 decreased $140,363, or 6.0%, from $2,325,884 in the third quarter of 1997, to $2,185,521. For the first nine months of 1998 these expenses decreased $73,042, or 1.0%, from $6,990,667 to $6,917,625. Advertising costs for the third quarter of 1998 declined $57,109, or 53.2%, from the third quarter of 1997. This decrease reflects the further absorption of biannual product catalog expenses in 1997, combined with a decrease in cooperative advertising costs during the third quarter of 1998. Advertising costs for the first nine months of 1998 decreased $66,197, or 21.6%, from the same period in 1997, reflecting the effects of the aforementioned items. Selling expenses for the third quarter of 1998 decreased $31,447, or 4.2%, from the third quarter of 1997. This decrease is primarily the result of reductions in various sales personnel expenses. Selling costs for the first nine months of 1998 increased $29,474, or 1.3%, from the same period in 1997. This is primarily due to an increase in the volume-driven agency commissions costs, combined with a slight increase in sales promotion expense. General and administrative costs decreased $51,807, or 3.5%, from the third quarter of 1997. This decrease reflects the inclusion of costs associated with the completion of the restructuring of the Company's Canadian subsidiary in 1997, combined with a decrease in various salaried personnel costs during the third quarter of 1998. General and administrative costs for the first nine months of 1998 decreased $36,319, or 0.8%, from the same period in 1997.
This decrease reflects the inclusion of the aforementioned 1997 restructuring costs, combined with cost savings that were attained in 1998 as a result of the amendment to the postretirement benefit plan in the second quarter of 1997. These reductions were offset in part by slight increases in various salaried personnel expenses, and in the accounts receivable allowance for possible losses. The personnel costs include approximately $50,000 of severance related to staffing reductions in early 1998. It should be noted that the Company's financial results have been impacted by the devaluation of the Canadian dollar against the U.S. dollar. The relative Canadian dollars of expenses at the Company's Canadian subsidiary have remained consistent over the time period reviewed in this report. The devaluation of the Canadian dollar, however, has resulted in the recognition of lower relative current year expenses when the Canadian financial statements are translated into U.S. dollars for consolidation purposes. As a result of this devaluation, selling expenses were approximately $11,000 and $35,000 lower during the third quarter and nine-month period of 1998, respectively, in comparison to the same periods in 1997. General and administrative expenses were approximately $10,000 and $30,000 lower for the same periods noted. Canadian advertising expenses are insignificant to the Company's consolidated financial statements, and as such were not materially affected by this devaluation.

Total operating expenses for both the third quarter and first nine months of 1997 decreased significantly from the comparative periods in 1996.

These reductions reflect the full elimination of any filter sensitive expenses by the Company in 1997, as well as the favorable results of the restructuring plan as reported in the Company's 1996 Annual Report.

OTHER EXPENSES (INCOME)

Other expenses netted to $92,958 for the third quarter of 1998, compared to $137,121 for the third quarter of 1997. For the first nine months of 1998, these expenses netted to $295,550, compared to $367,089 for the first nine months of 1997. Short-term borrowings in 1998 remained above the 1997 levels through late August of this year, reflecting increased working capital requirements as driven by the net sales increase. Increased interest costs associated with these short-term borrowings, however, were offset by the lower interest costs realized from the lower long-term debt obligations through late August. The net effect was a reduction in interest expense in both the third quarter and the first nine months of 1998. As discussed in "Liquidity and Capital Resources," the Company restructured its debt obligations in late August of this year. This debt restructuring had a minimal effect on the interest expense amounts noted for both the third quarter and nine-month periods of 1998. The 1998 and 1997 interest income amounts are derived from the escrowed funds generated by the sale of the filter operations which were held until early September of this year.

Excluding the $205,000 gain from termination of an interest rate swap agreement in March 1996, other expenses, net for both the third quarter and first nine months of 1997 decreased from the comparative periods in 1996. The net interest position reflects both lower expense and income in the 1997 comparative periods. This reflects a continued decline in the Company's net borrowed position resulting from normal long-term debt amortization combined with the use of interest earning funds that were previously held for capital equipment acquisitions.

TAXES ON INCOME

The effective tax rates for the nine-month periods September 30, 1998 and 1997 are 42.3% and 40.0%, respectively. These rates are higher than the domestic statutory rate primarily due to the impact of various state income taxes and the impact of a higher statutory rate applicable to the Canadian subsidiary. The 1998 rate was also affected by an adjustment arising from the filing of a prior year's amended tax return.

As of September 30, 1998, the Company recorded net deferred income tax assets of $7,444,227. The major components of that asset are the tax effects of net operating loss carryforwards and accrued retirement and postretirement benefit obligations. The realization of this recorded benefit is dependent upon the generation of future taxable income.

Management believes it is more likely than not that adequate levels of future taxable income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations and the remaining net deductible temporary differences.

YEAR 2000 READINESS DISCLOSURE

The year 2000 (Y2K) issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year. Any of the Company's computers, computer programs, manufacturing and administrative equipment or products that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If any of the Company's systems that have date-sensitive software use only two digits, system failures or miscalculations may result causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

During 1995, the Company's internal data processing personnel began an evaluation of the Company's exposure to the effects of the Y2K issue. As a member of certain automotive supplier trade associations, awareness of the Y2K issue was both highlighted and charted beginning in early 1996. At that point, a multi-disciplined committee was established to broaden and coordinate the Company's efforts in addressing the Y2K impact. This committee continues to include several members of the internal Executive Committee with responsibility for board level reporting on this issue. Through the efforts of this committee, the Company coordinates both internal and external reviews of its Y2K exposure.

Internally, this committee evaluated the general operating systems for the Company as well as the security system, telecommunications network, manufacturing equipment and internal personal computer (PC) operations. Through the second half of 1996 and much of 1997, the Company utilized the services of an outside consultant, as well as its internal resources, to convert its computer systems to be Y2K compliant. As of December 31, 1997, the Company's core operating system and applications, its PC operating systems and the majority of its PC applications were believed to be compliant. The remaining PC applications are expected to be compliant by December 31, 1998, pending installation of the next software release or upgrade as needed. Manufacturing equipment testing has been completed with no Y2K exposure perceived there. At this point, the Company is targeting a full-scale, live test of its operating systems for Y2K compliance in early 1999. Costs related to the Y2K project, primarily consisting of expenses related to the consultant, approximated $110,000 through 1997 and were expensed as incurred in operating expenses. Current year and future costs to be incurred to complete Y2K compliance and testing procedures are not expected to be material.

With the inception of the committee in 1996, the Company began to focus externally as well. The committee identified suppliers of products and services deemed to be critical to the Company's operations as well as customers deemed to have the greatest Y2K exposure (i.e., EDI communications). The Company has sent surveys to these key contacts and has received back a majority of these surveys. While the Company cannot guarantee Y2K compliance by its key suppliers and customers, and in many cases will be relying on statements from outside vendors without independent verification, preliminary surveys indicate that these key suppliers and customers are aware of the issues and are working to assure their compliance before the year 2000. At this time, the Company is not aware of any key suppliers or customers who will not be Y2K compliant by the year 2000. The Company's next steps will be to complete the solicitation of key customers, obtain more detailed information from certain key suppliers and customers and follow up with those companies who did not respond to the original surveys. In addition, final plans must be developed for the 1999 internal compliance test procedures. Pending the results of that procedure, the Company intends to prepare a contingency plan that will specify what exposures it still perceives and what it plans to do if it or important external companies are not Y2K compliant in a timely manner. The Company expects to prepare and evaluate its contingency plan during 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements continue to be for operating expenses, such as labor costs and raw materials, and for funding accounts receivable, capital expenditures and long-term debt service. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. As a result of the full transition out of filter operations, and the favorable impact of the subsequent restructuring effort, the Company expects to generate sufficient future funds from operations and bank borrowings to fund its growth and operating needs. In late August 1998, the Company entered into a $6,600,000 long-term debt agreement with its primary lender. This new agreement allowed the Company to take advantage of favorable interest rate conditions. Borrowings under this new long-term debt agreement were used for several purposes including: bringing the Company's defined benefit plans up to funding levels that would alleviate the payment of the variable rate PBGC premiums; paying off the remaining long-term debt obligations; and paying down certain short-term notes payable. As a result of this new long-term debt agreement, the Company's short-term line with its primary lender was reduced from $5,000,000 to $3,000,000. Total short-term lines available to the Company as of September 30, 1998 totaled $5,200,000, of which $4,100,000 was unused. In connection with the floating rate debt agreement, the Company entered into an interest rate swap agreement essentially to fix the interest rate on that debt within a small range. The rate will fluctuate within a range of 7.45% to 7.95% depending upon certain Company performance parameters. As of September 30, the "fixed" rate on those borrowings was 7.70%.

During the first nine months of 1998, the Company used $2,246,087 of net cash for operating activities. The realized net income, depreciation, and decreases in deferred income taxes, were offset by increases in accounts receivable, inventories and other assets, and a decrease in the periodic postretirement benefit obligation. The decline in the deferred income tax asset is the result of the partial utilization of the tax net operating loss carryforward. The increased accounts receivable and inventory reflect the additional working capital requirements that are necessary to support the higher sales level. The increase in other assets primarily reflects the prepaid pension asset of $2,675,688 that was generated when the Company funded the defined benefit plans to specified limits. As such, it did not have a direct effect on operations during the current period. Excluding this item, net cash generated from operating activities amounted to $429,601. Capital expenditures for the first nine months of 1998 were at $1,010,120, which represents a slight decrease in comparison to expenditures of $1,300,416 in the first half of 1997. While third quarter capital expenditures have slowed to $252,172 from $757,948 in the first half of 1998, total capital expenditures for 1998 may approach the 1997 total of $1,770,302, as several significant capital projects are currently in process. Investing activities also reflect the September 1998 release of escrow funds relating to the 1995 sale of filter operations. These funds were subsequently used to reduce short-term notes payable. Financing activities for the first nine months of 1998 reflect the increased reliance on upon short-term borrowings to help satisfy increased working capital
needs.   Financing activities also reflect the proceeds from the new long-
term debt agreement, and the subsequent utilization of those proceeds to pay down short-term and long-term debt. Dividends paid increased in the first nine months of 1998.

During the first nine months of 1997, the Company generated $950,601 of net cash from operations. The realized net income and absorbed depreciation, combined with the reductions in the deferred income tax asset and inventories, was offset slightly by the increase in accounts receivable, and the decreases in the periodic postretirement benefit obligation and accounts payable and accruals. Investing activities in the first nine months of 1997 were quite high, reflecting the timing of several major
capital expenditures.   Financing activities for the first nine months of
1997 reflected the normal amortization of the Company's long-term debt obligation, as well as reduced reliance on the Company's short-term lines subsequent to the filter operations transition.

As noted throughout the above discussion, the Company has realized increased sales activity through the first nine months of 1998. This growth has resulted in an increased net income level combined with increased working capital demands. The Company will continue to monitor its working capital needs in order to balance its cash and growth demands. At this time, the Company anticipates that operations (which will be subject to minimal current cash outflows for U.S. income taxes due to the utilization of the net operating loss carryforwards), in combination with the balancing of available short-term lines with our operations, will generate cash flows that will be sufficient to fund its working capital, capital outlays and dividend requirements for the remainder of 1998.

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

Historically, the Company has not entered into derivatives contracts for speculative purposes. The Company does periodically enter into interest rate swap and collar agreements to reduce the impact of changes in interest rates on its floating rate borrowings. However, the fair value of such derivatives are not significant. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to materially affect its financial statements.

FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this commentary include certain predictions and projections that may be considered forward-looking statements under securities laws, including, but not limited to, those statements under the captions "Results of Operations," "Year 2000" and "Liquidity and Capital Resources." These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to potential market risks on interest rates relating to a swap agreement transacted with its primary lender in connection with its long-term debt agreement. Management believes that the fluctuation in interest rates in the near future will not have a material impact on the consolidated financial statements taken as a whole. The Company does not use derivative financial instruments for trading purposes.

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

      4(d) NBD Bank, N.A. $3,312,500 Term Loan Agreement and Term Note, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1993, is incorporated herein by reference.

      4(e) NBD Bank, N.A. $4,000,000 Term Loan Agreement and Term Note, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1994, is incorporated herein by reference.

      4(f) NBD Bank Amended and Restated Letter Agreement for $6,600,000 Term Loan and $3,000,000 Credit Authorization to Make Revolving Credit Loans and Issue Letters of Credit, dated August 28, 1998.

       4(g) Restated Master Agreement, dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank.

       4(h) Confirmation, dated as of March 12, 1996, regarding an interest rate collar transaction between Hastings
                Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1996, is incorporated herein by reference.

       4(i) Commercial Line of Credit Agreement and Note, dated as of January 23, 1998, between Hastings Manufacturing Company and Hastings City Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1998, is incorporated herein by reference.

       4(j) Preferred Stock Purchase Rights, filed as an exhibit to Form 8-K filed with the Securities and Exchange Commission on February 15, 1996, is incorporated herein by reference.

       27       Financial Data Schedule


     (b) REPORTS ON FORM 8-K. The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.


                              HASTINGS MANUFACTURING COMPANY



Date:  November 16, 1998      /S/MONTY C. BENNETT
                              Monty C. Bennett
                              Its Vice-President, Employee
                              Relations, Secretary and Director


Date:  November 16, 1998      /S/THOMAS J. BELLGRAPH
                              Thomas J. Bellgraph
                              Its Vice-President, Finance

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

      4(d) NBD Bank, N.A. $3,312,500 Term Loan Agreement and Term Note, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1993, is incorporated herein by reference.

      4(e) NBD Bank, N.A. $4,000,000 Term Loan Agreement and Term Note, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1994, is incorporated herein by reference.

      4(f) NBD Bank Amended and Restated Letter Agreement for $6,600,000 Term Loan and $3,000,000 Credit Authorization to Make Revolving Credit Loans and Issue Letters of Credit, dated August 28, 1998.

       4(g) Restated Master Agreement, dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank.

       4(h) Confirmation, dated as of March 12, 1996, regarding an interest rate collar transaction between Hastings
                Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1996, is incorporated herein by reference.

       4(i) Commercial Line of Credit Agreement and Note, dated as of January 23, 1998, between Hastings Manufacturing Company and Hastings City Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1998, is incorporated herein by reference.

       4(j) Preferred Stock Purchase Rights, filed as an exhibit to Form 8-K filed with the Securities and Exchange Commission on February 15, 1996, is incorporated herein by reference.

       27       Financial Data Schedule