Form 10-K405
period 1998-12-31
HASTINGS MANUFACTURING CO
filed 1999-03-31
CIK 46109

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                             ________________

                                 FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the year ended December 31, 1998
                                    OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ___________ to ____________.

                       Commission File Number 1-3574


                      HASTINGS MANUFACTURING COMPANY
          (Exact name of registrant as specified in its charter)

                    Michigan                         38-0633740
            (State of incorporation)    (I.R.S. Employer Identification No.)

            325 North Hanover Street
               Hastings, Michigan                      49058
    (Address of principal executive offices)         (Zip Code)

    Registrant's telephone number, including area code:  (616) 945-2491

        Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                ON WHICH REGISTERED
         -----------------------------         -----------------------
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

                             Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock of Registrant held by non-affiliates as of March 22, 1999 was $7,242,235.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 22, 1999:

               Common Stock - $2 par value    789,526 Shares

            Documents and Information Incorporated by Reference

  Part III, Items 10, 11, 12 and 13      Proxy Statement for Annual Meeting
                                               to be held May 4, 1999

===========================================================================

PART I

ITEM 1.   BUSINESS.

          Hastings Manufacturing Company (the "Company") is a Michigan corporation organized in 1929 with its headquarters and U.S. manufacturing facilities in Hastings, Michigan.

          The Company is primarily a manufacturer of piston rings for automotive and light duty truck applications for the replacement market.
In addition, certain of the Company's piston ring products are produced for original equipment applications. To a lesser extent, the Company packages and sells automotive mechanics' specialty tools and additives for engines, transmissions and cooling systems. All of the Company's products are also sold in Canada. Those products are produced and/or packaged and distributed by the Company's Canadian subsidiary, Hastings, Inc., located in Barrie, Ontario.

          The Company distributes its replacement products through numerous auto parts jobbers and warehouse distributors within the U.S. and Canada. These products are also distributed nationally and internationally through numerous large-scale engine rebuilders and various retailer outlets. The Company now distributes the majority of its export sales on a direct country basis. Prior to early 1997, international sales had been primarily distributed through one U.S. based customer.

          Prior to September 3, 1995, the Company maintained a position in the manufacture and distribution of automotive and light truck related filters. As of that date, those filter product line assets and operations were sold to CLARCOR, Inc. of Rockford, Illinois. Certain filter operations were continued through late 1996 for the purchaser under the terms of a Transition Agreement. Per the terms of that agreement, the Company was required to vacate its former Knoxville, Tennessee facility during 1996. The Company's operations formerly located at that facility, primarily piston ring packaging and distribution, were relocated to the Hastings, Michigan facility in May of that year. Additional factors related to the filter operations sale are included in Note 2 to the Consolidated Financial Statements (included in Item 8).

          As described in Note 3 to the Consolidated Financial Statements (included in Item 8), in December 1996 the Company implemented a restructuring plan designed to significantly reduce operating costs and provide for more efficient operations at both the U.S. and Canadian facilities. That plan included the curtailment of most Canadian based piston ring manufacturing effective April 30, 1997. As noted, the Company's Canadian subsidiary continues to distribute piston rings throughout Canada. However, its product is now sourced from the U.S. operations. The Canadian facility also continues to manufacture certain piston ring parts and provides packaging operations for tools and piston ring sets. Effective in early 1999, the Canadian subsidiary became responsible for all specialty tool distribution within the Canadian, U.S., and foreign markets.

          Fiscal 1997 was a critical year for the Company as it exited the filter transition and implemented its restructuring effort. The Company returned to profitability for the first full year period since 1994. The Company built upon that success through the 1998 fiscal year fueled by added sales growth and a continued commitment to control its operating costs. The leveraging of the realized sales growth against a modest increase in operating expenses resulted in a favorable profit margin gain.

          The Company made several significant operating changes in its way of conducting business following its restructuring efforts. During 1997, for instance, the Company made substantial progress in expanding its overseas distribution channels on a country-direct basis. By the close of 1997, the Company had contracted new distribution in Australia, South America, the Middle East, Israel, Puerto Rico, and South America. The maturity of several of those markets contributed to the overall sales gain achieved in 1998. That combined sales gain however, revealed certain operating constraints within the Company's manufacturing capabilities. As a result, the Company experienced a period of product shortages through the latter half of 1998. In response to those pressures, the Company has begun the implementation of lean manufacturing principles including the conversion to a more cellular approach to certain manufacturing processes. This conversion should result in production efficiencies through both reduced product lead times and capacity improvements. This conversion process will continue through much of the 1999 calendar year.

          Beginning in 1996, and carrying over to 1997, the Company made substantial strides in its quality and business control operations. The Company's commitment to these initiatives was rewarded with QS-9000 and ISO-9002 quality registrations in July 1997. In February 1999, and following several successful follow-up audits, the Company was recommended for upgrade to ISO-9001 thus giving recognition to its product design capabilities.

          The market for the Company's products is highly competitive.
The Company has two principal competitors in the pinston ring market. The principal methods of competition in the industry are price, service, product performance, and product availability. The Company ranks among the three largest domestic producers of replacement piston rings.

          Among the Company's trade names used in marketing its products are "Hastings," "Casite," and "Flex-Vent," which are registered trademarks in the United States and many foreign countries. The Company also holds a number of patents and licenses. In the opinion of management, the Company's business generally is not dependent upon patent protections.

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

          The sales of the Company are to many customers and are not dependent upon a single customer or a few customers. As stated in Note 12 to the Consolidated Financial Statements (included in Item 8), net sales to one customer (Chrysler Corporation), however, represented approximately $3,874,000, $3,180,000, and $3,155,000 of the Company's consolidated sales for 1998, 1997, and 1996 respectively.

          Raw materials essential to the production of the Company's products are standard items obtainable in the open market and are purchased from many vendors. The Company maintains its own foundry facility at the Hastings, Michigan location for producing the cast iron material required for many of its piston ring applications.

          Research and development are performed by the Company's engineering staff relating to improvements in products and production as well as the design and testing of new products. The Company's expenditures for research and development are not material.

          The Company has no material governmental contracts.

          Compliance with federal, state, and local environmental laws and regulations governing discharges into the environment is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the Company.

          The Company and its subsidiaries have a total employment of approximately 465 employees. Employee relations at all of the Company's plant locations are considered to be satisfactory.

          While the Company maintains operations in Canada, there are no unusual risks attendant to the Company's foreign operations. The products of the Company are sold worldwide. Financial information regarding the Company's geographic sales and long-lived assets is included in Note 12 to the Consolidated Financial Statements contained in Item 8 below.

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

          The Company's wholly owned Canadian subsidiary, Hastings, Inc., owns and operates manufacturing and warehouse facilities for piston rings, additives, and mechanics' specialty tools and is located in Barrie, Ontario. This facility includes approximately 65,000 square feet of production and warehouse space and 4,000 square feet of office space.

          As of year-end, production levels within the Company's Hastings, Michigan facility were near 80% of capacity.

ITEM 3.   LEGAL PROCEEDINGS.

          The Company is not a party to any pending legal proceedings other than routine litigation incidental to its business. In the opinion of management, the outcome of any litigation currently pending will not materially affect the Company's consolidated financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted during the fourth quarter of 1998 to a vote of security holders through the solicitation of proxies or otherwise.


                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS.

          The Company's common stock is traded on the American Stock Exchange (ticker symbol HMF). On March 22, 1999, there were 789,526 outstanding shares and the approximate number of record shareholders was 279.

          High and low sales prices and cash dividends, per quarter, are as set forth below. All results have been adjusted to reflect the two-for-one stock split as discussed in Note 13 to the Consolidated Financial
Statements in Item 8 below.

                                    1998                          1997
                        ----------------------------   ---------------------------
                                             CASH                          CASH
                           STOCK PRICE     DIVIDENDS     STOCK PRICE     DIVIDENDS
                         HIGH       LOW      PAID      HIGH       LOW      PAID
                        ----------------------------------------------------------
First Quarter. . . .    $24-1/2    $19-7/8   $.075    $15-1/8    $12-1/2   $.05
Second Quarter . . .     24-3/4     22-3/4    .08      14-3/8     13        .05
Third Quarter. . . .     23         20-3/4    .08      19-5/8     13-3/8    .075
Fourth Quarter . . .     20-3/4     16-1/2    .08      20-3/4     18-7/8    .075

          The Company expects to continue its policy of paying regular quarterly dividends, although this policy is dependent upon future earnings, capital requirements, and financial condition. In addition, cash dividends are restricted in accordance with the Company's loan agreements as described in Note 6 to the Consolidated Financial Statements included in
Item 8 below. Unrestricted retained earnings under the agreements amounted to $2,618,277 at December 31, 1998.

          The Company made no unregistered sales of any of its securities during 1998.

ITEM 6.   SELECTED FINANCIAL DATA.

                                         1998              1997             1996<F2>          1995<F3>           1994
                                      -----------       -----------       -----------       -----------       -----------
Net Sales . . . . . . . . . . . .     $38,752,104       $35,574,954       $39,408,610       $63,228,312       $74,572,222
Net Income (Loss) . . . . . . . .       1,730,427           955,233          (884,843)       (3,023,180)          448,921
Basic and Diluted
  Earnings (Loss) per Share<F1> .            2.24              1.24             (1.15)            (3.93)              .58
Long-Term Debt. . . . . . . . . .       4,620,000           565,625         2,028,125         3,490,625         6,223,900
Total Assets. . . . . . . . . . .      36,188,500        33,390,331        34,454,989        37,547,568        47,854,279
Dividends per Share<F1> . . . . .            .315               .25               .20               .20               .20
Average Shares Outstanding:<F1>
  Basic . . . . . . . . . . . . .         771,496           768,516           768,516           768,516           768,516
  Diluted . . . . . . . . . . . .         772,694           768,680           768,516           768,516           768,516






<F1> Average shares outstanding and the related per share results have been adjusted to reflect the two-for-one stock split discussed in Note 13 to the Consolidated Financial Statements included in Item 8 below.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          As noted in the Company's recent filings under the Securities Exchange Act, 1997 reflected a full year of post-filter operating results following the sale of the Company's filter assets and operations in September 1995. As such, 1998 versus 1997 comparisons are not impacted by the sale. Certain comparisons between 1997 and 1996, however, continue to be impacted by the transition period following the sale, which extended through most of 1996. The effects of the post-filter transition have been fully documented in previous filings. In addition to the impact of the filter operations sale, the Company announced a restructuring program in the fourth quarter of 1996 as discussed in Note 3 to the Consolidated Financial Statements.
The impact from that program is likewise reflected in the following analysis, as applicable.

          For the year, the Company generated net income of $1,730,427 compared to net income of $955,233 in 1997. This enhanced profitability was the result of various factors, each of which is more fully described below. These factors include a net sales gain in 1998 of 8.9% over 1997 levels; a gross profit margin improvement driven by lower material costs with overhead costs increasing at a slower pace than sales increases; and continued control over operating expenses which increased a very modest 1.7% in comparison to the 12.1% increase in gross profit.

RESULTS OF OPERATIONS

NET SALES

1998 COMPARED TO 1997

          Net sales for 1998 increased $3,177,150, or 8.9%, from $35,574,954 in 1997 to $38,752,104. This growth in net sales reflects increases in piston ring volume within the Company's domestic aftermarket, private brand, and export markets. The growth in the domestic aftermarket reflects the continued success of the Company's increased focus on this aspect of the piston ring market. The growth in the private brand area is the result of increased volume to several major customers. The increase in the export area reflects the on-going development and growth of the Company's direct export efforts.

          Net sales increased by $540,209, or 6.4%, in the fourth quarter primarily due to the factors discussed above related to the annual sales increase.

1997 COMPARED TO 1996

          Net sales for 1997 decreased $3,833,656, or 9.7% from 1996. This decrease reflects the impact of the filter transition. Filter operations accounted for $5,992,800 in net sales for the full year of 1996, whereas there are no filter sales included in the 1997 results. As such, net sales for the remaining products in 1997 increased $2,159,144, or 6.5%.

COST OF SALES AND GROSS PROFIT

1998 COMPARED TO 1997

          Cost of sales for 1998 increased $1,809,202, or 7.4%, from $24,285,197 in 1997 to $26,094,399. The increase in cost of sales reflects the corresponding increase in net sales. The gross profit margin increased to 32.7% in 1998 from 31.7% in 1997. This increase is primarily due to a decrease in certain raw material costs and overhead costs increasing at a rate lower than the sales increase, offset largely by increased labor costs. As disclosed in Note 4 to the Consolidated Financial Statements, the positive effect resulting from the 1998 liquidation of certain LIFO inventory layers was comparable to 1997 (approximately $60,600 and $53,000 pre-tax reduction in costs of sales for 1998 and 1997, respectively).
While overhead costs increased during 1998, the rate of increase trailed the rate of sales increase due to the fixed nature of a large portion of these costs. Labor costs increased in 1998 as a result of the collective bargaining agreement and additional overtime required by increased customer demand and the Company's efforts to significantly reduce the time from customer order to product shipment.

          The gross profit margin generated in the fourth quarter (37.7%) was higher than the margin reported through the third quarter of 1998 (31.1%) primarily because the factors noted above had their greatest impact in the fourth quarter.

1997 COMPARED TO 1996

          Cost of sales for 1997 decreased $5,013,944, or 17.1%, from 1996. The gross profit margin increased to 31.7% for 1997 from 25.7% in 1996.
The aggregate cost of sales reduction, with the improvement in the gross profit margin, reflects the absence of any filter related activity in 1997. The 1996 results were affected by the transition agreement that the Company had with the purchaser of the Company's filter operations. The agreement restricted the Company to a minimum gross profit on filter products in 1996. In addition to the specific filter production costs included in the 1996 results, certain product driven distribution and support operating costs are included in cost of sales. Following the 1996 relocation of certain piston ring operations from the Company's Knoxville facility, which was included in the filter sale, those operating costs decreased from $3,785,000 in 1996 to $2,762,000 in 1997. Lastly, retiree medical costs, which are allocated to cost of sales and operating expenses, decreased in 1997 compared to 1996. As discussed in Note 9 to the Consolidated Financial Statements, in April 1997, the Company announced an amendment to its postretirement benefit plans. The amendment resulted in an $870,000 reduction in cost of sales.

OPERATING EXPENSES

1998 COMPARED TO 1997

          Operating expenses for 1998 increased $154,767, or 1.7%, from $9,186,371 in 1997 to $9,341,138. Advertising expenses decreased $47,911, or 12.8%, from the 1997 total. This decrease reflects the cost of a biannual product catalog expense in 1997, combined with minor 1998 reductions in cooperative advertising, printed material, and various other advertising costs. These 1998 reductions were offset slightly by an increase in advertising support staff salaries. Selling expenses decreased $179,737, or 5.8%, from the 1997 total. This decrease is primarily due to a reduction in various sales personnel expenses, offset slightly by a sales driven increase in agency commissions. General and administrative expenses increased $382,415, or 6.7%, from the 1997 total. This increase is due primarily to an increase in the provision for doubtful accounts receivable, offset by a number of insignificant account decreases. The provision increase, amounting to $422,500, relates primarily to two accounts which management believes is not indicative of the collectability of remaining accounts.

          Fourth quarter 1998 operating expenses were $227,809 higher than the 1997 primarily due to a $220,600 charge relating to an uncollectible accounts receivable.

1997 COMPARED TO 1996

          Total operating expenses for 1997 decreased significantly from 1996. These reductions reflect the full elimination of any filter sensitive expenses by the Company in 1997, as well as the favorable results of the December 1996 restructuring plan discussed in Note 3 to the Consolidated Financial Statements and a $180,000 reduction in retiree medical costs relating to the plan amendment discussed above and in Note 9 to the Consolidated Financial Statements.

OTHER EXPENSES

1998 COMPARED TO 1997

          Other expenses, net for 1998 increased by $5,987 over the 1997 net amount. Short-term borrowings in 1998 remained above the 1997 levels through late August of this year, reflecting increased working capital requirements as driven by the net sales increase. As discussed in the "Liquidity and Capital Resources" section below, the Company restructured its short- and long-term debt obligations in late August 1998. This debt restructuring had a significant effect on the interest expense amounts for both the fourth quarter and year-to-date periods. As a result, annual interest expense increased $61,452, or 12.0%, from the 1997 total. For the fourth quarter, interest expense was up $109,681, or 87.5%. Interest expense will remain higher for the next several years as the Company amortizes its long-term debt. This increase, however, should be offset by lower pension expense and Pension Benefit Guaranty Corporation (PBGC) premiums resulting from the increased funding position of the Company's defined benefit pension plans. The 1998 and 1997 interest income amounts were derived from the escrowed funds generated by the sale of the filter operations which were held until early September of this year.

1997 COMPARED TO 1996

          Other expenses, net for 1997 increased by $261,639 over the 1996 net amount. The net interest position reflects both lower expense and income. This relationship represents a continued decline in net borrowings resulting from normal long-term debt amortization combined with the use of interest earning funds previously held through 1996 for capital equipment acquisitions. The 1997 and 1996 interest income amounts both reflect the interest derived from the escrowed funds noted earlier, while the 1996 amounts also reflect the interest earned on the funds held for capital acquisition. The favorable 1996 "Other, net" amount primarily reflects a $204,500 gain from the termination of an interest rate swap agreement in March of that year.

TAXES ON INCOME

          The impact of income taxes on the reported results of the Company is detailed in Note 10 to the Consolidated Financial Statements. The 1998 and 1997 effective tax rates of 37.9% and 39.4%, respectively, are higher than the statutory federal rate of 34% due primarily to the impact of state income taxes and certain nondeductible expenses. The 1996 effective tax credit rate of 28.5% is lower than the statutory rate due primarily to the increase in the valuation allowance for certain unused foreign tax credits and the recognition of an accumulated state income tax obligation.

          As of December 31, 1998, the Company recorded net deferred income tax assets of $7,115,493. The major components include the tax effect of net operating loss carryforwards of $1,206,318 and net accrued retirement and postretirement benefit obligations totaling $5,056,048. The realization of these recorded benefits is dependent upon the generation of future taxable income.

          The net operating loss carryforwards fully expire in 2010, 2011, and 2012, if not previously utilized. Management has prepared projections of taxable income for future years indicating that the cumulative net operating loss is expected to be fully utilized by the end of the first quarter of 2000.

          The Company further expects to be able to realize the deferred tax assets related to the retirement and postretirement benefit obligations as it pays these benefits. Such payments will constitute an expense that is deductible for tax reporting purposes over many years. During each of the ten years before the recent net operating loss carryforwards arose, the Company has been able to deduct these benefits for tax reporting purposes and reduce its current tax liability accordingly. As a result of the 1997 amendment to the retiree medical plan as discussed in Note 9 to the Consolidated Financial Statements, current tax deductible payments are expected to exceed the annual expense recognition for financial reporting purposes, thus accelerating the absorption of the future periods' tax benefit.

          Management believes that it is more likely than not that adequate levels of future income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations, and the remaining net deductible temporary differences. In addition, based upon projected foreign source income, management believes it is more likely than not that the foreign tax credits will be utilized prior to their expiration.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary cash requirements continue to be for operating expenses such as labor costs and raw materials, and for funding accounts receivable, capital expenditures, and long-term debt service. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. As a result of the full transition out of filter operations, and the favorable impact of the subsequent restructuring efforts, the Company expects to generate sufficient future funds from operations and bank borrowings to fund its growth and operating needs. In late August 1998, the Company entered into a $6,600,000 long-term debt agreement with its primary lender. This new agreement allowed the Company to take advantage of favorable interest rate conditions. Borrowings under this new long-term debt agreement were used for several purposes including: raising the Company's defined benefit plans to funding levels that would alleviate the payment of the variable rate PBGC premiums; consolidating the remaining long-term debt obligations; and paying down certain short-term notes payable. As a result of this new long-term debt agreement, the Company's short-term line with its primary lender was reduced from $5,000,000 to $3,000,000. Total short-term lines available to the Company as of December 31, 1998 totaled $5,200,000, of which $2,900,000 was unused. In connection with the floating rate debt exposure, the Company entered into an interest rate swap agreement essentially fixing the interest rate on that debt within a small range. The rate will fluctuate between 7.45% to 7.95% depending upon certain Company performance parameters. As of December 31, 1998 the "fixed" rate on those borrowings was 7.70%.

          During 1998, the Company used $1,192,259 of net cash for operating activities. The realized net income, depreciation, and decrease in deferred income taxes were offset by increases in accounts receivable, inventories and other assets, and a decrease in the periodic postretirement benefit obligation. The decline in the deferred income tax asset is primarily the result of the additional funding of the Company's defined benefit pension plans, as discussed above, and the partial utilization of the net operating loss carryforwards. The increased accounts receivable and inventory reflect the additional working capital requirements that are necessary to support the higher sales level. The increase in the prepaid pension asset of $2,675,688 was generated when the Company funded the defined benefit plans to specified limits. As such, it did not have a direct effect on operations during 1998. Excluding this item, net cash generated from operating activities amounted to $1,483,429. The investing activities for 1998 reflect the Company's continued commitment to enhancing its production capabilities, as capital expenditures totaled $2,246,598. Capital expenditures should decline in 1999 as the Company moves toward adopting cellular manufacturing. Investing activities also reflect the September 1998 release of escrowed funds relating to the 1995 sale of filter operations. These funds were subsequently used to reduce short-term notes payable. Financing activities reflect the increased reliance on short-term borrowings to help satisfy increased working capital needs. Financing activities also reflect the proceeds from the new long-term debt agreement and the subsequent utilization of a portion of the proceeds to pay down short- and long-term debt. Dividends paid increased in 1998 due to the continued improved operating results.

          During 1997, the Company generated net cash of $2,129,643 from operating activities. The realized net income, depreciation and decrease in deferred income taxes were only partially countered by increased accounts receivable and a reduction in the postretirement benefit obligation. The decline in the deferred income tax asset is the result of the partial utilization of the net operating loss carryforwards, while the postretirement benefit factor reflects, in part, the impact from the modification of the retiree health plan that was effective in April 1997. The majority of the Company's 1997 investing activities reflect capital equipment purchases that the Company utilized to enhance its production capabilities. The financing activities for 1997 reflect a modest decrease in reliance on short-term borrowings combined with the reduction of long-term debt levels through normally scheduled quarterly payments.

          During 1996, the Company generated net cash of $1,188,280 from operating activities. The reported net loss and the reductions in accounts payable and accruals were more than offset by depreciation and reductions in accounts receivable and inventories. The realized reductions in accounts payable, accounts receivable, and inventories were primarily a result of the Company's full transition out of filter operations. The outlay of $1,343,291 for capital expenditures in 1996 reflects, in part, enhancements to the Hastings, Michigan facility in relation to the inventory and shipping operations relocation from the Knoxville facility subsequent to the filter operations sale. The financing activities for 1996 reflect a reduced reliance on short-term borrowings throughout most of the year, combined with the reduction of long-term debt levels through scheduled debt payments.

          As noted throughout the above discussion, the Company has realized its second consecutive year of significant sales increases from its core product lines. This growth has resulted in an increased net income level combined with increased working capital demands. The Company will continue to monitor its working capital needs in order to balance its cash and growth demands. At this time, the Company anticipates that operations (which will be subject to minimal current cash outflows for U.S. income taxes due to the utilization of the net operating loss carryforwards), in combination with the balancing of available short-term lines with operations, will generate cash flows that will be sufficient to fund its working capital, capital outlays, and dividend requirements through 1999.

NEW ACCOUNTING STANDARDS

          SFAS No. 133, entitled "Accounting for Derivative Instruments and Hedging Activities" and issued in June 1998, requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or
(ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

          Historically, the Company has not entered into derivatives contracts for speculative purposes. The Company does periodically enter into interest rate swap and collar agreements to reduce the impact of changes in interest rates on its floating rate borrowings. However, the fair value of such derivatives are not significant. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to materially affect its consolidated financial statements.

YEAR 2000 READINESS DISCLOSURE

          The year 2000 (Y2K) issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year. Any of the Company's computers, computer programs, manufacturing and administrative equipment, or products that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If any of the Company's systems that have date-sensitive software use only two digits, system failures or miscalculations may result causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

          During 1995, the Company's internal data processing staff began an evaluation of the Company's exposure to the effects of the Y2K issue.
As a member of certain automotive supplier trade associations, awareness of the Y2K issue was both highlighted and documented beginning in early 1996. At that point, the Company established a multi-disciplined committee to coordinate the Company's efforts in addressing the Y2K impact. This committee continues to include several members of the internal Executive Committee with responsibility for full board-level reporting on this issue. Through the efforts of this committee, the Company coordinates both internal and external reviews of its Y2K exposure.

          Internally, this committee evaluated the general operating systems for the Company as well as the security systems, telecommunications networks, manufacturing equipment, and internal personal computer (PC) operations. Through the second half of 1996 and much of 1997, the Company utilized the services of an outside consultant, as well as its internal resources, to convert its computer systems to be Y2K compliant. As of December 31, 1998, the Company's core operating system and applications, its PC operating systems and the majority of its PC applications were believed to be compliant. The remaining PC applications are expected to be compliant in mid-1999, pending installation of the next software release or upgrade as needed. Manufacturing equipment testing has been completed with no perceived Y2K exposure. At this point, the Company is targeting a full-scale, live test of its operating systems for Y2K compliance in mid-1999. Incremental costs related to the Y2K project, primarily consisting of expenses related to the consultant, approximated $120,000 through 1998 with $10,000, $80,000 and $30,000 charged to operating expenses as incurred in 1998, 1997 and 1996, respectively. Internal costs, which are not incremental in nature, have not been tracked by the Company. Future costs to be incurred to complete Y2K compliance and testing procedures, primarily related to direct Company personnel, are not expected to be material.

          With the inception of the committee in 1996, the Company began to focus externally as well. The committee identified suppliers of products and services deemed to be critical to the Company's operations, as well as customers deemed to have the greatest Y2K exposure (e.g., EDI communications). The Company has coordinated via surveys with these key contacts. While the Company cannot guarantee Y2K compliance by its key suppliers and customers, and in many cases will be relying on statements from outside vendors without independent verification, preliminary results indicate that these key suppliers and customers are aware of the issues and are working to assure their compliance before the year 2000. At this time, the Company is not aware of any key suppliers or customers who will not be Y2K compliant by the year 2000. The Company's next steps will be to update the solicitation of key customers, obtain more detailed information from certain key suppliers and customers, and follow up with those companies who did not respond to the original surveys.

          In addition, final plans are being developed for the 1999 internal compliance test procedures. Pending the results of that procedure, the Company intends to prepare a contingency plan that will specify what exposures it still perceives and what it plans to do if important components are not expected to be Y2K compliant in a timely manner. The Company expects to prepare and evaluate its contingency plan by mid-1999.

FORWARD-LOOKING STATEMENTS

          With the exception of historical matters, the matters discussed in this commentary include certain predictions and projections that may be considered forward-looking statements under securities laws. These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially including, but not limited to, economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services, and prices. The Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The Company is exposed to potential market risks on interest rates relating to a swap agreement transacted with its primary lender in connection with its long-term debt agreement. Management believes that the fluctuation in interest rates in the near future will not have a material impact on its consolidated financial statements taken as a whole. The Company does not use derivative financial instruments for trading purposes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              Hastings Manufacturing Company and Subsidiaries

                     Consolidated Financial Statements
                  Years Ended December 31, 1998 and 1997
              Hastings Manufacturing Company and Subsidiaries

                                 Contents
              ===============================================



     Consolidated Balance Sheets -
       December 31, 1998 and 1997                                  14-15

     Consolidated Statements of Income -
       Years Ended December 31, 1998, 1997 and 1996                   16

     Consolidated Statements of Stockholders' Equity -
       Years Ended December 31, 1998, 1997 and 1996                   17

     Consolidated Statements of Cash Flows -
       Years Ended December 31, 1998, 1997 and 1996                18-19

     Notes to Consolidated Financial Statements                    20-36

     Report of Independent Certified Public Accountants               37

              Hastings Manufacturing Company and Subsidiaries

                        Consolidated Balance Sheets
            ==================================================
                                                             DECEMBER 31
                                                       1998              1997
                                                    -----------       -----------
ASSETS

CURRENT ASSETS
  Cash                                              $   635,773       $   558,172
  Accounts receivable, less allowance for
     possible losses of $210,000 and $215,000         5,489,165         5,148,906
  Refundable income taxes                                     -            13,475
  Inventories (Note 4):
     Finished products                                8,317,084         7,460,534
     Work in process                                    660,534           572,307
     Raw materials                                    1,620,604         1,239,657
  Prepaid expenses and other assets                      75,655            75,669
  Future income tax benefits (Note 10)                2,395,856         2,351,687
  Other current assets (Note 2)                               -           958,517
                                                    -----------       -----------

TOTAL CURRENT ASSETS                                 19,194,671        18,378,924
                                                    -----------       -----------

PROPERTY AND EQUIPMENT
  Land and improvements                                 635,692           658,243
  Buildings                                           5,275,207         4,633,937
  Machinery and equipment                            19,503,267        18,180,840
                                                    -----------       -----------

                                                     25,414,166        23,473,020
  Less accumulated depreciation                      16,411,078        15,156,120
                                                    -----------       -----------

NET PROPERTY AND EQUIPMENT                            9,003,088         8,316,900
                                                    -----------       -----------

PREPAID PENSION ASSET (Notes 6 and 8)                 2,675,688                 -

INTANGIBLE PENSION ASSET (Note 8)                       564,949           815,189

FUTURE INCOME TAX BENEFITS (Note 10)                  4,719,637         5,828,923


OTHER ASSETS                                             30,467            50,395
                                                    -----------       -----------

                                                    $36,188,500       $33,390,331
                                                    ===========       ===========

       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              Hastings Manufacturing Company and Subsidiaries

                        Consolidated Balance Sheets
            ==================================================
                                                             DECEMBER 31
                                                       1998              1997
                                                    -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks (Note 5)                   $ 2,300,000       $ 3,400,000
  Accounts payable                                    1,536,612         1,475,098
  Accruals:
     Compensation                                       600,599           494,781
     Pension plan contribution (Note 8)                       -           608,786
     Income taxes                                        41,294                 -
     Taxes other than income                            152,932           172,854
     Miscellaneous                                      300,780           217,731
  Current portion of postretirement
     benefit obligation (Note 9)                      1,044,175         1,110,442
  Current maturities of long-term
     debt (Note 6)                                    1,320,000         1,462,500
                                                    -----------       -----------
TOTAL CURRENT LIABILITIES                             7,296,392         8,942,192

LONG-TERM DEBT, less current
  maturities (Note 6)                                 4,620,000           565,625

PENSION AND DEFERRED COMPENSATION
  OBLIGATION, less current portion
  (Note 8)                                            2,604,111         3,243,618

POSTRETIREMENT BENEFIT OBLIGATION,
  less current portion (Note 9)                      14,650,755        15,318,770
                                                    -----------       -----------

TOTAL LIABILITIES                                    29,171,258        28,070,205
                                                    -----------       -----------

COMMITMENTS AND CONTINGENCIES
  (Notes 6, 8 and 9)





STOCKHOLDERS' EQUITY (Notes 6, 7, 8 and 13)
  Preferred stock, $2 par value,
     authorized and unissued 500,000 shares                   -                 -
  Common stock, $2 par value, 1,750,000
     shares authorized; 789,526 and
     780,626 shares issued and
     outstanding                                      1,579,052         1,561,252
  Additional paid-in capital                            338,272           145,788
  Retained earnings                                   7,273,410         5,793,219
  Accumulated other comprehensive income:
    Cumulative foreign currency
       translation adjustment                          (981,073)         (750,655)
    Pension liability adjustment
       ($1,806,695 and $2,165,876, net of
       tax of $614,276 and $736,398,
       respectively) (Note 8)                        (1,192,419)       (1,429,478)
                                                    -----------       -----------
    Total accumulated other comprehensive
       income                                        (2,173,492)       (2,180,133)
                                                    -----------       -----------

TOTAL STOCKHOLDERS' EQUITY                            7,017,242         5,320,126
                                                    -----------       -----------

                                                    $36,188,500       $33,390,331
                                                    ===========       ===========

       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              Hastings Manufacturing Company and Subsidiaries

                     Consolidated Statements of Income
            ==================================================
                                                          YEAR ENDED DECEMBER 31,
                                                  19987             19976             1996
                                               -----------      -----------      -----------
NET SALES                                      $38,752,104      $35,574,954      $39,408,610

COST OF SALES (Note 9)                          26,094,399       24,285,197       29,299,141
                                               -----------      -----------      -----------

Gross profit                                    12,657,705       11,289,757       10,109,469
                                               -----------      -----------      -----------

OPERATING EXPENSES
  Advertising                                      325,070          372,981          349,660
  Selling                                        2,940,478        3,120,215        3,593,143
  General and administrative
    (Note 9)                                     6,075,590        5,693,175        6,320,095
  Non-recurring restructuring
    and relocation costs
    (Notes 2 and 3)                                      -                -          819,900
                                               -----------      -----------      -----------

                                                 9,341,138        9,186,371       11,082,798
                                               -----------      -----------      -----------

Operating income (loss)                          3,316,567        2,103,386         (973,329)
                                               -----------      -----------      -----------

OTHER EXPENSES (INCOME)
  Interest expense                                 571,774          510,322          570,397
  Interest income                                  (35,982)         (47,062)        (145,853)
  Other, net                                        (3,652)          62,893         (160,030)
                                               -----------      -----------      -----------

                                                   532,140          526,153          264,514
                                               -----------      -----------      -----------

Income (loss) before income tax
  expense (benefit)                              2,784,427        1,577,233       (1,237,843)




INCOME TAX EXPENSE (BENEFIT)
  (Note 10)                                      1,054,000          622,000         (353,000)
                                               -----------      -----------      -----------
NET INCOME (LOSS)                              $ 1,730,427      $   955,233      $  (884,843)
                                               ===========      ===========      ===========


BASIC AND DILUTED EARNINGS
  (LOSS) PER SHARE OF COMMON
  STOCK (Notes 11 and 13)                      $      2.24      $      1.24      $     (1.15)
                                               ===========      ===========      ===========

       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              Hastings Manufacturing Company and Subsidiaries
              Consolidated Statements of Stockholders' Equity
            ==================================================
                                                                                      ACCUMULATED
                                                     ADDITIONAL                          OTHER
                                        COMMON        PAID-IN         RETAINED       COMPREHENSIVE
                                        STOCK         CAPITAL         EARNINGS          INCOME             TOTAL
                                      ---------      ----------      -----------      -----------       -----------
BALANCE, January 1, 1996             $  777,626       $119,318       $ 6,854,865      $(2,526,831)      $ 5,224,978
Comprehensive income (loss):
  Net loss                                    -              -          (884,843)               -          (884,843)
  Other comprehensive income (loss):
    Foreign currency
      translation adjustment                  -              -                 -          (11,054)          (11,054)
    Pension liability adjustment
      ($1,115,188, net of tax of
      $379,164) (Note 8)                      -              -                 -          736,024           736,024
                                                                                                        -----------
                                                                                                            724,970
                                                                                                        -----------

Total comprehensive income (loss)                                                                          (159,873)
Shares issued under restricted
  stock plan, net of shares
  forfeited                               2,650         20,888                 -                -            23,538
Cash dividends ($.20 per share)               -              -          (156,195)               -          (156,195)
                                     ----------       --------       -----------      -----------       -----------

BALANCE, December 31, 1996              780,276        140,206         5,813,827       (1,801,861)        4,932,448
Comprehensive income:
  Net income                                  -              -           955,233                -           955,233
  Other comprehensive income:
    Foreign currency
      translation adjustment                  -              -                 -         (139,200)         (139,200)
    Pension liability adjustment
      (($362,230), net of tax of
      ($123,158)) (Note 8)                    -              -                 -         (239,072)         (239,072)
                                                                                                        -----------
                                                                                                           (378,272)
                                                                                                        -----------






Total comprehensive income                                                                                  576,961
Shares issued under restricted
  stock plan, net of shares
  forfeited                                 350          5,582                 -                -             5,932
Cash dividends ($.25 per share)               -              -          (195,215)               -          (195,215)
Two-for-one stock split (Note 13)       780,626              -          (780,626)               -                 -
                                     ----------       --------       -----------      -----------       -----------

BALANCE, December 31, 1997            1,561,252        145,788         5,793,219       (2,180,133)        5,320,126
Comprehensive income:
  Net income                                  -              -         1,730,427                -         1,730,427
  Other comprehensive income:
    Foreign currency
      translation adjustment                  -              -                 -         (230,418)         (230,418)
    Pension liability adjustment
      ($359,181, net of tax of
      $122,122) (Note 8)                      -              -                 -          237,059           237,059
                                                                                                        -----------
                                                                                                              6,641
                                                                                                        -----------

Total comprehensive income                                                                                1,737,068
Shares issued under restricted
  stock plan, net of shares
  forfeited                              17,800        192,484            (3,300)               -          (206,984)
Cash dividends ($.315 per share)              -              -          (246,936)               -          (246,936)
                                     ----------       --------       -----------      -----------       -----------

BALANCE, December 31, 1998           $1,579,052       $338,272       $ 7,273,410      $(2,173,492)      $ 7,017,242
                                     ==========       ========       ===========      ===========       ===========

       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              Hastings Manufacturing Company and Subsidiaries

                   Consolidated Statements of Cash Flows
            ==================================================
                                                                  YEAR ENDED DECEMBER 31,
                                                         1998             1997              1996
                                                      -----------      -----------       ------------
Operating Activities
  Net income (loss)                                   $ 1,730,427      $   955,233       $  (884,843)
  Adjustments to reconcile net
    income (loss) to net cash
    from (for) operating activities:
    Depreciation                                        1,464,944        1,337,100         1,255,252
    Gain on sale of property
      and equipment                                        (1,991)               -                 -
    Deferred income taxes (benefit)                       955,000          591,000          (370,000)
    Change in postretirement
      benefit obligation                                 (734,282)        (757,820)           70,058
    Changes in operating assets and
      liabilities:
      Accounts receivable                                (420,582)        (291,894)        1,764,615
      Refundable income taxes                              12,994           51,933           159,290
      Inventories                                      (1,434,958)         (37,063)          709,006
      Prepaid expenses and other
        current assets                                       (203)          31,656           (21,651)
      Prepaid pension cost                             (2,675,688)               -                 -
      Other assets                                         20,274           93,315           (97,240)
      Accounts payable and
        accruals                                         (108,194)         156,183        (1,396,207)
                                                      -----------      -----------       -----------

Net cash from (for)
  operating activities                                 (1,192,259)       2,129,643         1,188,280
                                                      -----------      -----------       -----------

Investing Activities
  Capital expenditures                                 (2,246,598)      (1,770,302)       (1,343,291)
  Release of filer sale escrow funds                      958,517                -                 -
  Proceeds from sale of property
    and equipment                                           7,899            1,299                 -
                                                      -----------      -----------       -----------

Net cash for investing activities                      (1,280,182)      (1,769,003)       (1,343,291)
                                                      -----------      -----------       -----------

              Hastings Manufacturing Company and Subsidiaries

                   Consolidated Statements of Cash Flows
            ==================================================
                                                                  YEAR ENDED DECEMBER 31,
                                                         1998             1997              1996
                                                      -----------      -----------       ------------
Financing Activities
  Proceeds from issuance
    of notes payable
    to banks                                          $ 9,500,000      $ 7,850,000       $ 9,900,000
  Principal payments on
    notes payable to banks                            (10,600,000)      (7,450,000)       (8,400,000)
  Proceeds from issuance of
    long-term debt to banks                             6,600,000                -                 -
  Principal payments on
    long-term debt                                     (2,688,125)      (1,462,500)       (1,560,500)
  Dividends paid                                         (246,936)        (195,215)         (156,195)
                                                      -----------      -----------       -----------

Net cash from (for)
  financing activities                                  2,564,939       (1,257,715)         (216,695)
                                                      -----------      -----------       -----------

Effect of Exchange Rate
  Changes on Cash                                         (14,897)          (2,536)          (80,017)
                                                      -----------      -----------       -----------

Net Increase (Decrease) in Cash                            77,601         (899,611)         (451,723)

Cash, beginning of year                                   558,172        1,457,783         1,909,506
                                                      -----------      -----------       -----------

Cash, end of year                                     $   635,773      $   558,172       $ 1,457,783
                                                      ===========      ===========       ===========

Supplemental Cash Flow Information
  Cash paid during the year for:
    Income taxes, net of
      refunds                                         $    52,593      $   (40,793)      $  (172,890)
    Interest                                              591,639          524,814           578,061

       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              Hastings Manufacturing Company and Subsidiaries

                 Note to Consolidated Financial Statements
              ===============================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

            Hastings Manufacturing Company and subsidiaries (Company) is primarily a manufacturer of automotive and light duty truck piston rings for the replacement market. To a lesser extent, the Company packages and sells automotive mechanics' specialty tools and additives for engines, transmissions and cooling systems. The Company's headquarters and primary manufacturing facilities are located in Hastings, Michigan. All of the Company's products are also sold in Canada. These products are produced and/or packaged and distributed by the Company's Canadian subsidiary, Hastings, Inc., located in Barrie, Ontario.

          The Company distributes its products primarily through numerous auto parts jobbers and warehouse distributors for sale primarily in the automotive replacement market throughout the U.S. and Canada. Certain of the Company's piston rings are produced for original equipment applications. The Company distributes the majority of its export sales on a direct country basis. Prior to early 1997, international sales had historically been distributed through one U.S. customer. The Company performs ongoing credit evaluations of its customers and provides reserves for probable credit losses.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

          The fair value of the Company's financial instruments, comprised of cash, short-term receivables and payables, notes payable to banks (variable interest rate) and long-term debt (variable interest rate) approximates their carrying values. The fair value of the Company's interest rate swap agreement, as disclosed in Note 6, is not material.

INVENTORIES

         Inventories are stated at cost, not in excess of market. The Company uses the last-in, first-out (LIFO) method of determining costs for U.S. raw material inventories. Remaining inventories are valued using the first-in, first-out (FIFO) method.

PROPERTY, EQUIPMENT AND DEPRECIATION

          Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed primarily by the straight-line method for financial reporting purposes, based on the estimated useful lives of the respective assets, and accelerated methods with minimum lives for income tax purposes.

RETIREMENT PLANS

          The Company sponsors noncontributory, defined benefit plans which cover all employees of the Company who are covered by collective bargaining agreements. The plans provide benefits based on an employee's earnings and years of benefit service. The Company funds these plans in amounts consistent with the funding requirements of federal laws and regulations. As discussed in Note 6, the Company provided additional funding to the plans during 1998. The plans' assets are invested in stocks, bonds, annuities and short-term investments.

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

          As disclosed in Note 10, the Company has recorded deferred tax assets reflecting the benefit of net operating loss carryforwards expiring in 2010, 2011 and 2012, foreign tax credit carryforwards expiring through 2003, accrued pension and postretirement obligations estimated to be payable in varying amounts over the next 25 to 30 years and other net deductible temporary differences. Realization of the recorded income tax benefits is dependent on generating sufficient taxable income and foreign source income prior to expiration of the loss carryforwards and foreign tax credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income and foreign source income during the carryforward periods are reduced.

            No provision for income taxes has been made on the accumulated undistributed earnings of approximately $3,795,000 of the Canadian subsidiary. These earnings are intended to be permanently reinvested in facilities and other assets and have borne income taxes that would offset, in major part, any tax liability resulting from their distribution.

BASIC AND DILUTED EARNINGS PER SHARE

          Basic earnings per share (EPS) is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares, under the Company's stock option plan, had been issued. It also excludes the dilutive effect of contingently issuable shares, outstanding under the Company's restricted stock plan described in
Note 7, to the extent those shares have not yet been vested. Diluted EPS includes the effects of the Company's stock options and contingently issuable shares. Basic and diluted EPS are retroactively adjusted for stock dividends and stock splits.

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

FOREIGN CURRENCY TRANSLATION

            The financial statements of the Company's Canadian operations, where the functional currency is the Canadian dollar, are translated at the exchange rate in effect at year-end for assets and liabilities. Income and expense items are translated at the average exchange rate for the year. Related translation adjustments are reported as a separate component of accumulated other comprehensive income. Gains and losses from foreign currency transactions, which are not significant, are included in current earnings.

NEW ACCOUNTING STANDARDS

          Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," issued in September 1997, was adopted by the Company during 1998. SFAS No. 130 requires that all components of comprehensive income and total comprehensive income be reported in one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders' equity. The Company has elected to report comprehensive income in its consolidated statements of stockholders' equity. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners and distributions to owners. For the Company, components of comprehensive income include net income, the foreign currency translation adjustment relating to the Company's Canadian operations and the pension liability adjustment relating to the Company's underfunded pension plan, as disclosed in Note 8.

          SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued in June 1997 and which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Operating segments which exhibit similar characteristics are permitted to be aggregated into a single operating segment for financial reporting purposes. As defined by SFAS No. 131, the Company has two operating segments, U.S. operations and Canadian operations, based on management's geographic reporting responsibilities. As discussed in the previous "Nature of Operations" section, all of the Company's products are sold in both the U.S. and Canada. In addition, the operating segments' production processes, types of customers, distribution methods, regulatory environment and expected long-term financial performance are very similar. Because management believes aggregation of its two operating segments is consistent with the objective and basic principles of SFAS No. 131, financial information regarding its operating segments has been aggregated for financial reporting purposes. Additional information required to be disclosed by SFAS No. 131 is included in Note 12.

          SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," issued in February 1998, revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as when they were first required to be presented. Information required to be disclosed by SFAS No. 132 is included in Notes 8 and 9.

          SFAS No. 130, 131 and 132 were first effective for the Company's 1998 consolidated financial statements. As required, prior year information has been restated to conform to the provisions of the new standards. The implementation of these new standards did not affect results of operations or financial position.

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

          Historically, the Company has not entered into derivatives contracts for speculative purposes. The Company does periodically enter into interest rate swap and collar agreements to reduce the impact of changes in interest rates on its floating rate borrowings. However, the fair value of such derivatives are not significant. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to materially affect its consolidated financial statements.

NOTE 2 - SALE OF FILTER OPERATIONS

          Effective on September 3, 1995, the Company sold its filter product line assets to CLARCOR Inc. (CLARCOR) of Rockford, Illinois. The sale was accounted for as a sale of a portion of a segment of a business. As part of the sale, the Company and CLARCOR entered into a Transition Agreement which provided for the Company's manufacture and supply to CLARCOR of certain filters and filter component parts until certain manufacturing equipment, located at the Company's Hastings, Michigan plant, could be moved and set up at CLARCOR's plant facilities. It also provided for the reimbursement of certain administrative costs directly related to the manufacture and supply of filters and filter components to CLARCOR.
The transition period was completed during the third quarter of 1996. Expense reimbursement included in 1996 net sales amounted to $736,000.

          The Transition Agreement also included certain provisions for the continued distribution (not manufacture) of filter products through the Company's Canadian subsidiary, at the discretion of CLARCOR. In early November 1996, the Company received notification from CLARCOR that this arrangement would terminate on December 31, 1996. Related distribution revenue, included in 1996 net sales, amounted to $1,123,000.

          Total filter sales and estimated operating profit for 1996 approximated $5,992,800 and $525,000, respectively. The estimated operating profit, which reflects those operating expenses for which the Company estimated would not recur as a result of the sale, includes $625,000 of reduced filter cost of sales resulting from liquidation of LIFO inventories caused by the elimination of all remaining filter inventory.

          In 1996, during the course of the transition period, the Company relocated its piston ring packaging operations from Knoxville, Tennessee to Hastings, Michigan. The relocation and associated training costs were non-recurring in nature. These costs, all of which were incurred during the first and second quarters of 1996, totaled approximately $468,400 and are included in "Non-recurring restructuring and relocation costs" in the accompanying 1996 consolidated statement of income.

          At December 31, 1997, "Other current assets" consisted of $958,517 held in escrow relating to the sale. These funds were released from escrow in September 1998. Of the total $720,400 employee severance benefits accrued and expensed in September 1995 relating to the sale, $457,834 was paid through December 31, 1998, with the remaining $262,566 balance to be paid in monthly payments through 2005. No other filter-related assets or liabilities remained at December 31, 1998 and 1997.

NOTE 3 - RESTRUCTURING COSTS

          In December 1996, management and the Board of Directors approved a restructuring plan designed to significantly reduce operating costs and provide for a more streamlined and efficient operating structure concentrating on piston ring manufacturing. Operating results for 1996, exclusive of non-recurring restructuring and relocation costs discussed here and in Note 2, were adversely affected by two major factors. First, fulfilling the Company's production and administrative responsibilities under the filter Transition Agreement, discussed in Note 2, proved more costly than anticipated. Second, with the assistance of an outside corporate consulting firm, management determined that staffing remained at too high of a level throughout the remainder of 1996 based on actual and anticipated revenues. These factors, in addition to the CLARCOR notification discussed in Note 2, precipitated the restructuring plan.

          In addition to reducing staffing levels at both the U.S. and Canadian manufacturing facilities, the restructuring plan called for the termination of most Canadian piston ring manufacturing effective April 30, 1997. The Canadian subsidiary continues to distribute piston rings throughout Canada, being sourced entirely by U.S. operations. This facility also continues to manufacture certain piston ring parts and provide packaging operations for automotive mechanics' specialty tools and piston ring sets.

          Total restructuring costs, all recognized in the fourth quarter of 1996, amounted to $351,500 and are included in "Non-recurring restructuring and relocation costs" in the accompanying 1996 consolidated statement of income. Of the total, $247,000 and $104,500 related to employee severance benefits and consulting fees, respectively, and were paid during 1996 and 1997.

NOTE 4 - INVENTORIES

          Inventories valued using the LIFO method were $2,654,000 and $2,272,000 at December 31, 1998 and 1997, respectively.

          If the FIFO method of inventory valuation had been used by the Company, inventories would have been $1,212,000 and $1,387,000 higher than reported at December 31, 1998 and 1997, respectively.

          Reduction of inventory quantities in 1998, 1997 and 1996 resulted in a liquidation of LIFO inventories carried at lower costs prevailing in prior years as compared to current years' purchases. The effect of these reductions increased net income (or reduced the net loss) by $40,000, $35,000 and $447,300 ($.05, $.05 and $.58 per share, on a diluted basis, as adjusted for the stock split discussed in Note 13) for 1998, 1997 and 1996, respectively. Of the $447,300 amount for 1996, $412,500 resulted from the elimination of all remaining filter inventory during 1996.

NOTE 5 - SHORT-TERM BORROWINGS

            In August 1998, the Company entered into a loan agreement with its primary lender which provides for an unsecured $6,600,000 term credit loan (see Note 6) and an unsecured $3,000,000 credit authorization for revolving credit loans and letters of credit. Under the agreement, the Company's short-term line with its primary lender was reduced from $5,000,000 to $3,000,000. Interest for both the short-term and long-term borrowings is based on three different pricing options: a negotiated rate, a Eurodollar rate plus a factor and a floating rate (greater of the federal funds rate plus a factor or the prime rate). The effective Eurodollar rate and floating rate are increased by a margin rate, ranging from 1.50% to 2.00%, which is based upon certain Company performance parameters. The Company maintains two additional unsecured lines of credit with banks aggregating $2,200,000, with interest rates based on prime. Of the $5,200,000 total short-term lines available to the Company at December 31, 1998, $2,900,000 was unused.

          At December 31, 1997, the Company maintained unsecured lines of credit with various banks aggregating $4,700,000 with interest at negotiated rates based upon prime or LIBOR. Available borrowings amounted to $1,300,000 at December 31, 1997.

          The weighted average interest rate on short-term borrowings outstanding at December 31, 1998 and 1997 was 9.10% and 8.25%, respectively. The interest rate on short-term borrowings in effect at December 31, 1998 was unusually high as it is based on the federal funds interest rate which typically increases as of the last day of the calendar year. The weighted average interest rate on the Company's short-term borrowings for the seven-day period preceding December 31, 1998 was 7.4%.

NOTE 6 - LONG-TERM DEBT

          As discussed in Note 5, the Company restructured its short-term and long-term borrowing arrangements in August 1998. The entire $6,600,000 under the term loan portion of the new loan agreement was borrowed and was used to additionally fund the Company's defined benefit plans, to pay off the previously outstanding long-term debt and, as discussed in Note 5, to reduce short-term notes payable. The additional funding to the Company's defined benefit plans resulted in the $2,675,688 prepaid pension asset in the accompanying consolidated balance sheets at December 31, 1998. The term loan is payable in quarterly principal payments of $330,000, plus interest based on the pricing options discussed in Note 5. In connection with the $6,600,000 term loan, the Company entered into an interest rate swap agreement essentially to fix the interest rate on these long-term borrowings at 5.95% plus the margin, discussed in Note 5, resulting in an interest rate range of 7.45% to 7.95%. At December 31, 1998, the interest rate in effect on these long-term borrowings was 7.70% and the notional amount of the swap agreement amounted to $5,940,000. Of the $5,940,000 outstanding long-term debt balance at December 31, 1998, $1,320,000 is due in 1999. Remaining maturities are $1,320,000 annually for the years 2000 through 2002 with the $660,000 balance due in 2003.

          The term loan agreement requires the Company to maintain certain financial balances and ratios and limits the amount of cash dividends. Unrestricted retained earnings under the agreement amounted to $2,618,277 at December 31, 1998.

          In March 1996, the Company terminated its interest rate swap agreement related to its floating rate borrowings outstanding at the time, receiving $204,500 from the bank as a result of favorable interest rates. This amount is included in "Other, net" in the accompanying 1996 consolidated statement of income. At the same time, in order to continue to limit its interest rate exposure, the Company entered into an interest rate collar agreement which was in effect until the August 1998 debt restructuring discussed above. The collar agreement provided for a cap rate on floating rate borrowings of 8.25% and a related floor of 6.75%.

          At December 31, 1997, the Company had outstanding long-term debt totaling $2,028,125, with $1,462,500 due in 1998, under two term loans payable in quarterly installments through May 1999. Interest on these borrowings was based on LIBOR. As discussed above, these borrowings were paid off with the proceeds of the August 1998 borrowing.

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

STOCK OPTION PLAN

            The Company's Stock Option and Restricted Stock Plan of 1997 permits the grant of options to directors, officers and key employees to purchase shares of common stock. A total of 38,000 shares (all share and option amounts adjusted for the two-for-one stock split discussed in Note
13) are authorized for grant under the plan. During both 1998 and 1997, 12,850 options were granted under the plan. The options, which were immediately vested upon grant, may be exercised for up to ten years after the date of the grant.

          A summary of activity for the plan is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                  1998                                 1997
                                        -------------------------             ------------------------
                                                         WEIGHTED                             WEIGHTED
                                                         AVERAGE                              AVERAGE
                                                         EXERCISE                             EXERCISE
                                        SHARES            PRICE               SHARES           PRICE
                                        ------           --------             ------          --------
Options outstanding,
   beginning of year                    12,850          $ 20.125                   -          $     -
Granted                                 12,850            18.250              12,850           20.125
Exercised                                    -                 -                   -                -
Terminated                              (1,700)           20.125                   -                -
                                        ------          --------              ------          -------
Options outstanding,
   end of year                          24,000          $ 19.121              12,850          $20.125
                                        ======          ========              ======          =======

Options exercisable,
   end of year                          11,150          $ 20.125                   -          $     -
                                        ======          ========              ======          =======

Options available for
   grant, end of year                   14,000                                25,150
                                        ======                                ======

          The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting For Stock-Based Compensation," relating to its stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock options been determined based on their fair values at the grant dates consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share, on a diluted basis, would have been reduced to the pro forma amounts indicated below:

                                           YEAR ENDED DECEMBER 31,
                                             1998            1997
                                          ----------       --------
       Net income - as reported           $1,730,427       $955,233
       Net income - pro forma              1,654,919        871,533

       Earnings per share on a
         diluted basis - as reported            2.24           1.24
       Earnings per share on a
         diluted basis - pro forma              2.14           1.13
                                          ==========       ========

            The weighted average fair values per option at the date of grant for options granted under the plan during 1998 and 1997 was $6.17 and $7.32, respectively. The fair values of the option awards were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                           YEAR ENDED DECEMBER 31,
                                             1998            1997
                                          ----------       --------
       Dividend yield                        1.50%           1.50%
       Expected volatility                  35.98%          34.00%
       Risk-free interest rate               4.51%           5.71%
       Expected life in years                5.00            5.00
                                            =====           =====

RESTRICTED STOCK PLAN

          The Company has established a restricted stock plan under which certain officers and key employees may be awarded shares of restricted stock as deferred compensation. Shares awarded pursuant to the plan are restricted as to sale and transfer for periods of up to five years. The stock awards vest 20% per year over the five-year period if predetermined corporate performance goals are met. If goals are not met, the current year's vesting amount is forfeited. If there is a change in control of the Company, the shares will vest immediately. The recipient of the award has all the rights of a shareholder, provided that all performance goals are met. During 1998, 1997 and 1996, the Company awarded 10,600, 5,000 and 5,600 shares, respectively, of its common stock valued at $219,700, $68,438 and $71,400, respectively, as deferred compensation which is charged to expense based upon the vesting schedule and upon achievement of the performance goals. Shares valued at $21,402 (1,700 shares), $62,506 (4,650 shares) and $47,862 (2,950 shares) were forfeited during 1998, 1997 and 1996, respectively. Share amounts have been adjusted for the stock split discussed in Note 13.

NOTE 8 - PENSION AND RETIREMENT SAVINGS

          Information regarding the Company's defined benefit plans as of and for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                 1998                1997                  1996
                                              -----------         -----------           -----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year         $16,999,923         $16,361,101           $16,902,042
Service cost                                       10,403              14,073                23,316
Interest cost                                   1,127,711           1,187,023             1,177,904
Actuarial (gain) loss                             198,040             898,019              (314,453)
Benefits paid                                  (1,480,157)         (1,460,293)           (1,427,708)
                                              -----------         -----------           -----------
Benefit obligation, end of year                16,855,920          16,999,923            16,361,101
                                              -----------         -----------           -----------

CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year   13,407,163          12,729,054            12,083,154
Actual return on plan assets                    1,118,034           1,815,742             1,134,411
Employer contributions                          3,727,181             322,826               936,389
Benefits paid                                  (1,480,157)         (1,460,459)           (1,424,900)
                                              -----------         -----------           -----------
Fair value of plan assets, end of year         16,772,221          13,407,163            12,729,054
                                              -----------         -----------           -----------
Funded status                                     (83,699)         (3,592,760)           (3,632,047)
Unrecognized actuarial loss                     2,147,995           2,168,785             2,253,620
Unrecognized transition
 obligation                                      611,392             815,189             1,018,986
                                              -----------         -----------           -----------
Net amount recognized in the
  consolidated balance sheets                 $ 2,675,688         $  (608,786)          $  (359,441)
                                              ===========         ===========           ===========

AMOUNTS RECOGNIZED IN THE
  CONSOLIDATED BALANCE SHEETS
Prepaid pension cost                          $ 2,675,688         $         -           $         -
Pension obligation                             (2,371,644)         (2,981,065)           (2,745,228)
Accrued pension plan contribution                       -            (608,786)             (359,441)
Intangible asset                                  564,949             815,189               941,583
Accumulated other comprehensive
  income, before tax effect                     1,806,695           2,165,876             1,803,645
                                              -----------         -----------           -----------


Net amount recognized in the
  consolidated balance sheets                 $ 2,675,688         $  (608,786)          $  (359,441)
                                              ===========         ===========           ===========

WEIGHTED-AVERAGE ASSUMPTIONS AS OF
  DECEMBER 31
Discount rate                                        6.75%               7.00%                 7.50%
Expected return on plan assets                       8.00%               8.00%                 8.00%
Range of expected compensation
 increase                                          0-5.5%              0-5.5%                0-5.5%


COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                  $    10,403         $    14,073           $    23,316
Interest cost                                   1,127,711           1,187,023             1,177,904
Expected return on plan assets                 (1,052,551)           (946,392)             (914,140)
Amortization of unrecognized
  transition obligation                           203,797             203,797               203,797
Amortization of unrecognized
  net loss                                        153,347             113,670               145,566
                                              -----------         -----------           -----------
Net periodic benefit cost                     $   442,707         $   572,171           $   636,443
                                              ===========         ===========           ===========

          The above represents the aggregation of amounts for the Company's two defined benefit plans. As of December 31, 1998, one of the plans had an accumulated benefit obligation in excess of plan assets. For that plan, the benefit obligation and accumulated benefit obligation, which are equal, amounted to $14,888,810 and the fair value of plan assets amounted to $14,659,752.

          The Company's foreign subsidiary maintains a defined contribution retirement savings plan. Due to overfunding of the plan, there were no contributions in 1998, 1997 and 1996.

          The Company has two defined contribution retirement savings plans, covering substantially all domestic employees, which are funded solely through contributions based on formulas as defined in the plan agreements. The assets are held in trust for the sole benefit of the employees. Contribution expense was $668,000, $569,000 and $656,000 for 1998, 1997 and 1996, respectively, relating to these plans.

          As part of the sale of its filter operations, as described in
Note 2, the Company entered into a deferred compensation agreement with a former officer of the Company. The deferred compensation benefits are to be paid over a period of ten years, commencing in November 1995. Deferred compensation expense, representing the present value of future payments, amounted to $343,450 in 1995 and was included as a cost of the filter operations sale. At December 31, 1998 and 1997, respectively, the deferred compensation liability amounted to $262,566 and $290,347, of which $30,086 and $27,780 was due within one year.

NOTE 9 - POSTRETIREMENT BENEFIT PLANS

            Information regarding the Company's postretirement benefit plans as of and for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                 1998                1997                  1996
                                              -----------         -----------           -----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year        $  9,824,296        $ 18,801,763          $ 19,437,103
Service cost                                       49,855              93,153               216,106
Interest cost                                     669,152             851,571             1,350,383
Amendment                                               -          (7,346,249)                    -
Actuarial (gain) loss                             298,894          (1,251,069)             (656,325)
Benefits paid                                    (949,725)         (1,324,872)           (1,545,504)
                                             ------------        ------------          ------------
Benefit obligation, end of year              $  9,892,472        $  9,824,297          $ 18,801,763
                                             ============        ============          ============

Funded status                                $ (9,892,472)       $ (9,824,297)         $(18,801,763)
Unrecognized prior service benefit
  relating to 1997 plan amendment              (6,465,014)         (6,968,577)                    -
Unrecognized actuarial loss                       662,556             363,662             1,614,731
                                             ------------        ------------          ------------
Net amount recognized in the
  consolidated balance sheets                 (15,694,930)        (16,429,212)          (17,187,032)
Less current portion                           (1,044,175)         (1,110,442)           (1,641,040)
                                             ------------        ------------          ------------

Long-term portion                            $(14,650,755)       $(15,318,770)         $(15,545,992)
                                             ============        ============          ============

WEIGHTED-AVERAGE DISCOUNT RATE
  ASSUMPTION AS OF DECEMBER 31                       6.75%               7.00%                 7.50%
                                             ============        ============          ============




COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                 $     49,855        $     93,153          $    216,106
Interest cost                                     669,152             851,571             1,350,383
Amortization of unrecognized
  prior service cost                             (503,563)           (377,672)                    -
Amortization of unrecognized
  net loss                                              -                   -                49,072
                                             ------------        ------------          ------------
Net periodic benefit cost                    $    215,444        $    567,052          $  1,615,561
                                             ============        ============          ============

          Because the Company's contributions to the plans are fixed on a per active and retired employee basis, assumed inflationary increases or decreases in health care costs would have no impact on the postretirement benefit obligation at December 31, 1998, or on the future annual aggregate service and interest costs.

          In early April 1997, the Company announced the amendment of its postretirement benefit plans, principally to adjust the cost-sharing provisions. The amendment resulted in a reduction of the Company's accumulated postretirement benefit obligation by $7,346,249, which created an unrecognized prior service benefit. Net periodic postretirement benefit cost for 1997, including amortization of the unrecognized prior service benefit over a period of 15 years, was reduced by approximately $1,050,000 (approximately $870,000 related to "Cost of Sales" and $180,000 related to "General and Administrative" expenses) as a result of the plan amendment.
In early 1998, the Company received a letter from legal representatives of its bargaining unit retirees requesting a meeting with Company management and legal counsel to discuss the Company's legal obligation to provide the postretirement benefits at the pre-amendment level. While negotiations continue as of the date of this report, management believes that adjustments to the plans, if any, will not have a material effect on the financial position or results of operations of the Company.


NOTE 10 - INCOME TAXES

          The components of income (loss) before income taxes are as follows:

                                             YEAR ENDED DECEMBER 31,
                                    1998             1997               1996
                                 ----------       ----------         -----------
     Domestic                    $2,717,888       $1,648,915         $(1,087,158)
     Foreign                         66,539          (71,682)           (150,685)
                                 ----------       ----------         -----------

                                 $2,784,427       $1,577,233         $(1,237,843)
                                 ==========       ==========         ===========

          Income tax expense (benefit) is made up of the following components:

     Year ended December 31, 1998
                                                        DEFERRED-
                                                        VALUATION
                                                        ALLOWANCE
                       CURRENT         DEFERRED          CHANGE           TOTAL
                       --------        ---------        ---------       ---------
     Domestic          $ 68,000        $ 985,000        $       -       $1,026,000
     Foreign             31,000           (3,000)               -           28,000
                       --------        ---------        ---------       ----------
                       $ 99,000        $ 955,000        $       -       $1,054,000
                       ========        =========        =========       ==========

     Year ended December 31, 1997

     Domestic          $ 39,000        $ 602,000        $       -       $ 641,000
     Foreign             (8,000)         (11,000)               -         (19,000)
                       --------        ---------        ---------       ---------
                       $ 31,000        $ 591,000        $       -       $ 622,000
                       ========        =========        =========       =========

     Year ended December 31, 1996

     Domestic          $ 54,000        $(399,000)       $  40,000       $(305,000)
     Foreign            (37,000)         (11,000)               -         (48,000)
                       --------        ---------        ---------       ---------
                       $ 17,000        $(410,000)       $  40,000       $(353,000)
                       ========        =========        =========       =========

          The tax effects of temporary differences that give rise to the net future income tax benefit are as follows:

                                                            DECEMBER 31,
                                                       1998             1997
                                                    ----------       ----------
      Deferred income tax assets:
        Postretirement benefit
          obligation                                $5,336,277       $5,625,932
        Pension obligation                                   -          886,652
        Current asset valuation
          allowances                                   751,214          736,138
        Net operating loss carryforwards             1,206,318          796,643
        Foreign tax credit carryforwards               316,924          304,659
        Deferred compensation                           89,268           98,718
        Other                                          293,393          273,295
                                                    ----------       ----------

      Total deferred income tax assets               7,993,394        8,722,037
                                                    ----------       ----------

      Deferred income tax liabilities:
        Accumulated depreciation                      (437,023)        (374,306)
        Prepaid pension costs                         (280,229)               -
        Other                                         (160,649)        (167,121)
                                                    ----------       ----------

      Total deferred income tax liabilities           (877,901)        (541,427)
                                                    ----------       ----------

      Net deferred income tax assets                 7,115,493        8,180,610
      Less current portion                           2,395,856        2,351,687
                                                    ----------       ----------

      Noncurrent portion                            $4,719,637       $5,828,923
                                                    ==========       ==========

          The Company's net operating loss carryforwards for federal income tax purposes amounted to $3,547,994 at December 31, 1998, of which $686,098 expires in 2010, $100,185 in 2011 and $2,761,711 in 2012, if not previously utilized. Foreign tax credits, amounting to $316,924 at December 31, 1998, expire through 2003, if not previously utilized.

          Income taxes differed from the amount computed by applying the federal statutory rate of 34% to income before income tax expense (benefit) as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                       1998             1997               1996
                                                     ----------       --------           ---------
       Computed "expected" tax
         (benefit)                                   $  947,000       $536,000           $(421,000)
       Increase (decrease) in
         tax resulting from:
         Valuation allowance change
           due to foreign tax credits                         -              -              40,000
         State income taxes, net of
           federal income tax
           benefit                                       38,000         44,000              36,000
         Other                                           69,000         42,000              (8,000)
                                                     ----------       --------           ---------

                                                     $1,054,000       $622,000           $(353,000)
                                                     ==========       ========           =========

NOTE 11 - EARNINGS PER SHARE

          A reconciliation of the numerators and denominators in the basic and diluted EPS calculations follows:

                                                          YEAR ENDED DECEMBER 31,
                                                1998               1997              1996
                                             ----------          --------          ---------
Numerator:
  Net income (loss) used for
    both basic and diluted
    EPS calculation                          $1,730,427          $955,233          $(884,843)
                                             ==========          ========          =========
Denominator:
  Weighted average shares
    outstanding for the
    period - used for basic
    EPS calculation                             771,496           768,516            768,516
  Dilutive effect of stock
    options and contingently
    issuable shares                               1,198               164                  -
                                             ----------          --------          ---------
  Weighted average shares
    outstanding for the
    period - used for diluted
    EPS calculation                             772,694           768,680            768,516
                                             ==========          ========          =========

          All outstanding shares have been adjusted for the two-for-one stock split discussed in Note 13.

NOTE 12 - GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION

          The Company's net sales were made to customers in the following countries:

                                                         YEAR ENDED DECEMBER 31,
                                                1998              1997             1996
                                             -----------       -----------       -----------
  United States                              $29,178,656       $26,592,046       $28,982,205
  Canada                                       4,101,109         4,552,463         5,004,885
  Other foreign countries                      5,472,339         4,430,445         5,421,520
                                             -----------       -----------       -----------

Consolidated total                           $38,752,104       $35,574,954       $39,408,610
                                             ===========       ===========       ===========

          The location of the Company's long-lived assets is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                1998              1997             1996
                                             -----------       -----------       -----------
  United States                              $ 7,781,410       $ 7,098,006       $ 6,754,303
  Canada                                       1,221,678         1,218,894         1,182,137
                                             -----------       -----------       -----------

Consolidated total                           $ 9,003,088       $ 8,316,900       $ 7,936,440
                                             ===========       ===========       ===========

          Net sales to one customer represented approximately $3,874,000, $3,180,000 and $3,155,000 of the Company's consolidated sales for 1998, 1997 and 1996, respectively.

NOTE 13 - STOCK SPLIT

          On February 17, 1997, the Board of Directors authorized a two-for-one stock split, effected in the form of a stock dividend, effective March 23, 1997, payable to shareholders of record on March 2, 1997. On a split basis, the Company had 780,626 shares outstanding at December 31, 1997. An amount equal to the par value of the common shares issued will be transferred from retained earnings to common stock to effect the stock split. This transfer has been reflected in the consolidated statements of stockholders' equity at December 31, 1997. All references to number of common shares, except shares authorized, and to all per share information have been adjusted to reflect the stock split on a retroactive basis.

Report of Independent Certified Public Accountants




Hastings Manufacturing Company
Hastings, Michigan

          We have audited the accompanying consolidated balance sheets of Hastings Manufacturing Company and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hastings Manufacturing Company and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



/s/BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
February 26, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required by this item is incorporated herein by reference from the sections entitled "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 4, 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

          The information required by this item is incorporated herein by reference from the sections entitled "Compensation of Directors," "Executive Compensation," and "Deferred Compensation" and in the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 4, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this item is incorporated herein by reference from the section entitled "Voting Securities" in the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 4, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this item, if any, is incorporated herein by reference from the sections entitled "Directors and Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 4, 1999.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     ITEM 14(a)1.   FINANCIAL STATEMENTS.

     (A) The following financial statements are filed as part of this document in Item 8, "Financial Statements and Supplementary Data."

                                                                        PAGE
     Consolidated Balance Sheets as of December 31, 1998 and 1997       14-15
     Consolidated Statements of Income for the years ended
        December 31, 1998, 1997 and 1996                                16
     Consolidated Statements of Stockholders' Equity for the years
        ended December 31, 1998, 1997 and 1996                          17
     Consolidated Statements of Cash Flows for the years ended
        December 31, 1998, 1997 and 1996                                18-19
     Notes to Consolidated Financial Statements                         20-36
     Report of Independent Certified Public Accountants                 37

     (B)  Financial Statement Schedule

     Report of Independent Certified Public Accountants                 46
     Schedule II - Valuation and Qualifying Accounts                    47

     ITEM 14(a)2.   FINANCIAL STATEMENT SCHEDULES.

          The Financial Statement Schedule set forth in the Index to Financial Statement Schedules hereto is filed as a part of this Form 10-K Report.

     ITEM 14(a)3.   EXHIBITS.

NUMBER

3(a) Amended Articles of Incorporation of Hastings Manufacturing Company, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, are here incorporated by reference.

3(b) Bylaws of Hastings Manufacturing Company, filed as an exhibit to the Form S-8 Registration Statement (File No. 333-74489) filed on March 16, 1999, are here incorporated by reference.

4(a) NBD Bank Amended and Restated Letter Agreement for $6,600,000 Term Loan and $3,000,000 Credit Authorization to Make Revolving Credit Loans and Issue Letters of Credit dated August 28, 1998, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(b) Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(c) Commercial Line of Credit Agreement and Note, dated as of January 23, 1998, between Hastings Manufacturing Company and Hastings City Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1998, is here incorporated by reference.

4(d) Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-K filed with the Securities and Exchange Commission on February 15, 1996, is here incorporated by reference.

4(e) Confirmation, dated as of March 12, 1996, regarding an interest rate collar transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1996, is here incorporated by reference.

10(a)     List of Recipients of Indemnity Agreement and Form of Indemnity
          Agreement.

10(b)     1990 Restricted Stock Plan.<F1>

10(c) Asset Purchase Agreement between Hastings Manufacturing Company and CLARCOR Inc. dated as of September 3, 1995, filed as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on September 20, 1995, is incorporated herein by reference.

10(d) Transition Agreement, dated September 3, 1995, among Hastings Filters, Inc., Hastings Manufacturing Company and Hastings, Inc. and joined in by CLARCOR Inc., filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1997, is incorporated herein by reference.

10(e) Stock Option and Restricted Stock Plan of 1997, filed as Exhibit A to the Company's Proxy Statement for its 1998 annual Meeting, is here incorporated by reference.<F1>

10(f) Form of Incentive Stock Option Agreement for use under the 1997 Stock Option and Restricted Plan of 1997.<F1>

10(g) Form of Nonqualified Stock Option Agreement for use under the Stock Option and Restricted Stock Plan of 1997.<F1>

21        Subsidiaries of Hastings Manufacturing Company.

23        Consent of BDO Seidman, LLP

24        Powers of Attorney

27 Financial Data Schedule as of December 31, 1998 and for the year then ended.

---------------------
     <F1> Management contract or compensatory plan or arrangement.




     ITEM 14(b).    REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed during the fourth quarter of 1998.

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

                                   HASTINGS MANUFACTURING COMPANY
                                        (registrant)


Dated: March 31, 1999              By /S/ THOMAS J. BELLGRAPH
                                      Thomas J. Bellgraph
                                      Its Vice President, Finance
                                          (Principal Financial and
                                          Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below (such persons constituting a majority of the board of directors).

     SIGNATURE                     TITLE                    DATE


/S/ ANDREW F. JOHNSON         Co-Chief Executive       March 31, 1999
Andrew F. Johnson             Officer, President/
                              Operations and
                              Director

/S/ MARK R. S. JOHNSON        Co-Chief Executive       March 31, 1999
Mark R. S. Johnson            Officer, President/
                              Marketing and
                              Director

*/S/ DALE W. KOOP              Director                March 31, 1999
Dale W. Koop


*/S/ MONTY C. BENNETT         Director                 March 31, 1999
Monty C. Bennett


*/S/ DOUGLAS A. DECAMP        Director                 March 31, 1999
Douglas A. DeCamp


________________________      Director                 March __, 1999
William R. Cook


*/S/ NEIL A. GARDNER          Director                 March 31, 1999
Neil A. Gardner


*/S/ RICHARD L. FOSTER        Director                 March 31, 1999
Richard L. Foster


*By /S/ THOMAS J. BELLGRAPH
Thomas J. Bellgraph
Attorney In Fact

                      HASTINGS MANUFACTURING COMPANY

                             AND SUBSIDIARIES


                       FINANCIAL STATEMENT SCHEDULES

                           FORM 10-K ITEM 14(a)2


                       YEAR ENDED DECEMBER 31, 1998

                      HASTINGS MANUFACTURING COMPANY
                             AND SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                       PAGE


Report of Independent Certified Public Accountants
on Financial Statement Schedule                                          46


Schedule:

     II - Valuation and Qualifying Accounts                              47


     Other schedules have been omitted because they were inapplicable or otherwise not required.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE


Hastings Manufacturing Company
Hastings, Michigan


The audits referred to in our report dated February 26, 1999 relating to the consolidated financial statements of Hastings Manufacturing Company and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.




/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
February 26, 1999

                          HASTINGS MANUFACTURING COMPANY AND SUBSIDIARIES
                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


COLUMN A                            COLUMN B             COLUMN C             COLUMN D       COLUMN E
--------                           ----------    ------------------------    -----------    ----------

                                                        ADDITIONS
                                                 ------------------------
                                   BALANCE AT    CHARGED TO    CHARGED TO                   BALANCE AT
                                   BEGINNING      COSTS AND      OTHER       DEDUCTIONS/      END OF
DESCRIPTION                        OF PERIOD      EXPENSES      ACCOUNTS     WRITE-OFFS       PERIOD
-----------                        ----------    ----------    ----------    -----------    ----------
                                       $              $            $               $             $
Year Ended December 31, 1998:

   Allowance for possible
   losses and receivables            215,000        458,400          --         463,500       210,000
                                     =======        =======       =======       =======       =======
Year Ended December 31, 1997:

   Allowance for possible
   losses on receivables             215,000         36,000          --          36,000       215,000
                                     =======        =======       =======       =======       =======
Year Ended December 31, 1996:

   Allowance for possible
   losses on receivables             225,000          5,300          --          15,300       215,000
                                     =======        =======       =======       =======       =======

                               EXHIBIT INDEX

NUMBER


3(a) Amended Articles of Incorporation of Hastings Manufacturing Company, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, are here incorporated by reference.

3(b) Bylaws of Hastings Manufacturing Company, filed as an exhibit to the Form S-8 Registration Statement (File No. 333-74489) filed on March 16, 1999, are here incorporated by reference.

4(a) NBD Bank Amended and Restated Letter Agreement for $6,600,000 Term Loan and $3,000,000 Credit Authorization to Make Revolving Credit Loans and Issue Letters of Credit dated August 28, 1998, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(b) Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(c) Commercial Line of Credit Agreement and Note, dated as of January 23, 1998, between Hastings Manufacturing Company and Hastings City Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1998, is here incorporated by reference.

4(d) Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-K filed with the Securities and Exchange Commission on February 15, 1996, is here incorporated by reference.

4(e) Confirmation, dated as of March 12, 1996, regarding an interest rate collar transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1996, is here incorporated by reference.

10(a)     List of Recipients of Indemnity Agreement and Form of Indemnity
          Agreement.

10(b)     1990 Restricted Stock Plan.<F1>

10(c) Asset Purchase Agreement between Hastings Manufacturing Company and CLARCOR Inc. dated as of September 3, 1995, filed as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on September 20, 1995, is incorporated herein by reference.

10(d) Transition Agreement, dated September 3, 1995, among Hastings Filters, Inc., Hastings Manufacturing Company and Hastings, Inc. and joined in by CLARCOR Inc., filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1997, is incorporated herein by reference.

10(e) Stock Option and Restricted Stock Plan of 1997, filed as Exhibit A to the Company's Proxy Statement for its 1998 annual Meeting, is here incorporated by reference.<F1>

10(f) Form of Incentive Stock Option Agreement for use under the 1997 Stock Option and Restricted Plan of 1997.<F1>

10(g) Form of Nonqualified Stock Option Agreement for use under the Stock Option and Restricted Stock Plan of 1997.<F1>

21        Subsidiaries of Hastings Manufacturing Company.

23        Consent of BDO Seidman, LLP

24        Powers of Attorney

27 Financial Data Schedule as of December 31, 1997 and for the year then ended.

---------------------
     <F1> Management contract or compensatory plan or arrangement.