Form 10-Q
period 1999-03-31
HASTINGS MANUFACTURING CO
filed 1999-05-17
CIK 46109

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended          Commission File Number

     MARCH 31, 1999                             1-3574


                      HASTINGS MANUFACTURING COMPANY
---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                MICHIGAN                          38-0633740
     (State or other Jurisdiction of           (I.R.S. Employer
      Incorporation or Organization)          Identification No.)

        325 NORTH HANOVER STREET
           HASTINGS, MICHIGAN                         49058
  (Address of Principal Executive Offices)          (Zip Code)

Registrant's telephone number, including area code:  616-945-2491


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes ___X___             No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           OUTSTANDING AT
                     CLASS                 APRIL 20, 1999
                     -----                 --------------
          Common stock, $2 par value       789,529 shares

              Hastings Manufacturing Company and Subsidiaries

                                 Contents
              ===============================================


PART I - FINANCIAL INFORMATION
                                                                       Page
     Item 1 - Financial Statements:

          Report on Review by Independent Certified Public
               Accountants                                                3

          Condensed Consolidated Balance Sheets -
               March 31, 1999 and December 31, 1998                     4-5

          Condensed Consolidated Statements of Income -
               Three Months Ended March 31, 1999 and 1998                 6

          Condensed Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1999 and 1998               7-8

          Notes to Condensed Consolidated Financial
               Statements                                              9-10

          Review by Independent Certified Public Accountants             11

     Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                             12-18

     Item 3 - Quantitative and Qualitative Disclosures
               About Market Risk                                         19



PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                           20

Report on Review by Independent Certified Public Accountants


Board of Directors
Hastings Manufacturing Company
Hastings, Michigan

We have reviewed the accompanying condensed consolidated balance sheets of Hastings Manufacturing Company and subsidiaries as of March 31, 1999, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 26, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/BDO Seidman, LLP

BDO Seidman, LLP
Grand Rapids, Michigan
April 20, 1999

                      PART I - FINANCIAL INFORMATION

              Hastings Manufacturing Company and Subsidiaries

                   Condensed Consolidated Balance Sheets
               =============================================

Item 1.   Financial Statements
                                                       MARCH 31,     DECEMBER 31,
ASSETS                                                   1999            1998
                                                      -----------    -----------
CURRENT ASSETS
   Cash                                               $    85,369    $   635,773
   Accounts receivable, less allowance
      for possible losses of $250,000 and
      $210,000                                          5,800,743      5,489,165
   Inventories:
      Finished products                                 8,298,508      8,317,084
      Work in process                                     589,412        660,534
      Raw materials                                     1,355,366      1,620,604
   Prepaid expenses and other assets                       91,594         75,655
   Future income tax benefits                           2,376,856      2,395,856
                                                      -----------    -----------

TOTAL CURRENT ASSETS                                   18,597,848     19,194,671
                                                      -----------    -----------

PROPERTY AND EQUIPMENT
   Land and improvements                                  640,384        635,692
   Buildings                                            5,313,398      5,275,207
   Machinery and equipment                             19,647,385     19,503,267
                                                      -----------    -----------

                                                       25,601,167     25,414,166
   Less accumulated depreciation                       16,780,848     16,411,078
                                                      -----------    -----------

NET PROPERTY AND EQUIPMENT                              8,820,319      9,003,088
                                                      -----------    -----------

PREPAID PENSION ASSET                                   2,597,688      2,675,688

INTANGIBLE PENSION ASSET                                  564,949        564,949



FUTURE INCOME TAX BENEFITS                              4,717,093      4,719,637

OTHER ASSETS                                               21,720         30,467
                                                      -----------    -----------

                                                      $35,319,617    $36,188,500
                                                      ===========    ===========

              Hastings Manufacturing Company and Subsidiaries

                   Condensed Consolidated Balance Sheets
               =============================================
                                                       MARCH 31,     DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1999            1998
                                                      -----------    -----------
CURRENT LIABILITIES
   Notes payable to banks                             $ 2,800,000    $ 2,300,000
   Accounts payable                                     1,081,738      1,536,612
   Accruals:
      Compensation                                        396,165        600,599
      Income taxes                                         13,661         41,294
      Taxes other than income                             126,676        152,932
      Miscellaneous                                       127,985        300,780
   Current portion of postretirement
      benefit obligation                                1,044,175      1,044,175
   Current maturities of
      long-term debt                                    1,320,000      1,320,000
                                                      -----------    -----------

TOTAL CURRENT LIABILITIES                               6,910,400      7,296,392

LONG-TERM DEBT,
   less current maturities                              4,290,000      4,620,000

PENSION AND DEFERRED COMPENSATION
   OBLIGATIONS, less current portion                    2,596,812      2,604,111

POSTRETIREMENT BENEFIT OBLIGATION,
   less current portion                                14,474,449     14,650,755
                                                      -----------    -----------

TOTAL LIABILITIES                                      28,271,661     29,171,258
                                                      -----------    -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $2 par value,
      authorized and unissued
      500,000 shares                                            -              -






   Common stock, $2 par value,
      1,750,000 shares authorized;
      789,526 shares issued
      and outstanding                                   1,579,052      1,579,052
   Additional paid-in capital                             338,272        338,272
   Retained earnings                                    7,255,891      7,273,410
   Accumulated other comprehensive
      income (Note 3):
      Cumulative foreign currency
          translation adjustment                         (932,840)      (981,073)
      Pension liability adjustment                     (1,192,419)    (1,192,419)
                                                      -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                              7,047,956      7,017,242
                                                      -----------    -----------

                                                      $35,319,617    $36,188,500
                                                      ===========    ===========

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

              Hastings Manufacturing Company and Subsidiaries

                Condensed Consolidated Statements of Income
             =================================================
Three months ended March 31,                   1999              1998
                                            ----------        ----------
NET SALES                                   $8,959,131        $9,946,018

COST OF SALES                                6,597,554         6,771,980
                                            ----------        ----------

Gross profit                                 2,361,577         3,174,038
                                            ----------        ----------

OPERATING EXPENSES
   Advertising                                  70,301            97,566
   Selling                                     736,710           760,036
   General and administrative                1,360,040         1,504,124
                                            ----------        ----------

                                             2,167,051         2,361,726
                                            ----------        ----------

Operating income                               194,526           812,312
                                            ----------        ----------

OTHER EXPENSE (INCOME)
   Interest expense                            147,087           109,130
   Interest income                                   -            (8,117)
   Other, net                                  (37,204)            1,024
                                            ----------        ----------

                                               109,883           102,037
                                            ----------        ----------

Income before income tax expense                84,643           710,275

INCOME TAX EXPENSE                              39,000           292,000
                                            ----------        ----------

NET INCOME                                  $   45,643        $  418,275
                                            ==========        ==========




BASIC AND DILUTED NET INCOME
   PER SHARE OF COMMON STOCK (Note 2)             $.06              $.54

DIVIDENDS PER SHARE OF COMMON STOCK               $.08             $.075



See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

              Hastings Manufacturing Company and Subsidiaries

              Condensed Consolidated Statements of Cash Flows
             =================================================
Three months ended March 31,                   1999              1998
                                            ----------        ----------
OPERATING ACTIVITIES
   Net income                               $   45,643        $  418,275
   Adjustments to reconcile net
      income to net cash for
      operating activities:
      Depreciation                             354,470           371,456
      Gain on sale of property and
         equipment                             (42,300)                -
      Deferred income taxes                     19,000           247,000
      Change in postretirement
         benefit obligation                   (176,306)         (246,840)
      Changes in operating
         assets and liabilities:
         Accounts receivable                  (303,376)       (1,354,834)
         Refundable income taxes                     -             2,487
         Inventories                           378,771          (380,735)
         Prepaid expenses and other
            current assets                     (15,899)          (26,056)
         Other assets                           86,747            12,329
         Accounts payable and accruals        (896,642)          204,571
                                            ----------        ----------

Net cash for operating activities             (549,892)         (752,347)
                                            ----------        ----------

INVESTING ACTIVITIES
   Capital expenditures                       (152,345)         (453,768)
   Proceeds from sale of property and
      equipment                                 42,300                 -
                                            ----------        ----------

Net cash for investing activities             (110,045)         (453,768)
                                            ----------        ----------

              Hastings Manufacturing Company and Subsidiaries

              Condensed Consolidated Statements of Cash Flows
             =================================================
Three months ended March 31,                   1999              1998
                                            ----------        ----------
FINANCING ACTIVITIES
   Proceeds from issuance of notes
      payable to banks                       1,900,000         1,900,000
   Principal payments on notes
      payable to banks                      (1,400,000)         (800,000)
   Principal payments on long-term debt       (330,000)         (365,625)
   Dividends paid                              (63,162)          (58,794)
                                            ----------        ----------

Net cash from financing activities             106,838           675,581
                                            ----------        ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH          2,695             1,721
                                            ----------        ----------

NET DECREASE IN CASH                          (550,404)         (528,813)

CASH, beginning of period                      635,773           558,172
                                            ----------        ----------

CASH, end of period                         $   85,369        $   29,359
                                            ==========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                              $  157,639        $  120,008
      Income taxes, net of refunds              26,680             8,885



See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

              Hastings Manufacturing Company and Subsidiaries

           Notes to Condensed Consolidated Financial Statements
           =====================================================


NOTE 1 In the opinion of the management of Hastings Manufacturing Company and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998.

          The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the expected results for all of 1999.

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

NOTE 2 A reconciliation of the numerators and denominators used in the "basic" and "diluted" earnings per share (EPS) calculations follows:

          Three months ended March 31,                  1999                1998
                                                      --------            --------
          Numerator:
          Net income used for both
             basic and diluted EPS
             calculation                              $ 45,643            $418,275
                                                      ========            ========
          Denominator:
          Weighted average shares
             outstanding for the period -
             used for basic EPS calculation            775,046             771,496
          Dilutive effect of stock options
             and contingently issuable shares                -               1,031
                                                      --------            --------

          Weighted average shares outstanding
             for the period - used for
             diluted EPS calculation                   775,046             772,527
                                                      ========            ========

NOTE 3    Comprehensive income and its components consist of the following:

          Three months ended March 31,                  1999                1998
                                                      --------            --------
          Net income                                  $ 45,643            $418,275
          Other comprehensive income,
             net of tax:
             Foreign currency translation
                adjustments                             48,233              15,761
             Minimum pension liability
                adjustment                                   -                   -
                                                      --------            --------

          Other comprehensive income                    48,233              15,761
                                                      --------            --------

          Comprehensive income                        $ 93,876            $434,036
                                                      ========            ========

          Accumulated comprehensive income totaled $2,125,259 and $2,173,492 at March 31, 1999 and December 31, 1998, respectively.

              Hastings Manufacturing Company and Subsidiaries

            Review by Independent Certified Public Accountants
           =====================================================


The March 31, 1999 and 1998, condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by BDO Seidman, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


RESULTS OF OPERATIONS

NET SALES

1999 COMPARED TO 1998

Net sales in the first quarter of 1999 decreased $986,887, or 9.9%, from $9,946,018 in the first quarter of 1998 to $8,959,131. The 1999 decrease reflects a decline in both the domestic piston ring aftermarket and export markets, offset by a slight increase in the private brand and original equipment volumes. The domestic aftermarket decline reflects an industry-wide replacement parts softness through the early part of 1999. The export volume has been adversely affected to date by specific political and economic factors, in addition to the carryover effect of the global economic concerns from late 1998. One of the Company's 1999 goals is to increase the percentage of orders filled within a specific time after receipt of the order. While the Company was able to improve its order fill performance during the first quarter, the potential improvement was impeded during this period by a temporary production issue as discussed below in the "Cost of Sales and Gross Profit" section.

1998 COMPARED TO 1997

Net sales in the first quarter of 1998 increased $1,193,861, or 13.6%, from the first quarter of 1997. This growth reflects the success of the Company's increased focus on the domestic piston ring aftermarket, combined with an acceleration of export volume. As detailed in previous filings, the Company broadened its direct account export efforts throughout 1997. The success realized in early 1998 reflects, in part, the development and growth of those relationships.

COST OF SALES AND GROSS PROFIT

1999 COMPARED TO 1998

Cost of sales in the first quarter of 1999 decreased $174,426, or 2.6%, from the first quarter of 1998. The gross profit margin on net sales declined from 31.9% in the first quarter of 1998 to 26.4% in the 1999 comparative period. Given the net sales decline detailed above, a larger cost of sales decline, with a higher relative gross profit margin, would have been anticipated. The first quarter of 1999 was, however, negatively impacted by non-recurring costs associated with the conversion and start-up of various production processes. Both equipment and personnel factors contributed to this situation with associated costs approximating $400,000. The Company believes that these factors have been corrected to prevent any future impact. Had this production incident not occurred, the gross profit margin for the first quarter would have approached the 31.9% level attained in the first quarter of 1998.

1998 COMPARED TO 1997

Cost of sales in the first quarter of 1998 increased $842,723, or 14.2%, from the first quarter of 1997. This increase mirrors the reported net sales gain. The gross profit margin on net sales declined slightly from 32.3% in the first quarter of 1997 to 31.9% in the 1998 comparative period. This slight decrease reflects the impact of the sales mix change with a higher relative portion of export sales activity in the first quarter of 1998. Those sales have traditionally not required the same level of gross profit margin as domestic sales due to the lower level of ongoing operating support costs associated with export markets.

OPERATING EXPENSES

1999 COMPARED TO 1998

Total operating expenses in the first quarter of 1999 decreased $194,675, or 8.2%, from $2,361,726 in the first quarter of 1998, to $2,167,051.
Advertising expenses decreased $27,265, or 27.9%, in the first quarter of 1999 in comparison to the same period in 1998. This decrease is the result of the inclusion, in 1998, of a biannual customer service tips manual, combined with a slight decrease in advertising support costs in 1999. Selling expenses, down $23,326, or 3.1%, reflect a decrease in various volume-driven selling support costs. General and administrative expenses decreased $144,084, or 9.6%, from $1,504,124 in the first quarter of 1998 to $1,360,040. This decrease reflects the inclusion in 1998 of approximately $50,000 of severance costs related to staffing reductions, combined with a reduction, in 1999, of certain personnel support costs.

1998 COMPARED TO 1997

Total operating expenses in the first quarter of 1998 increased $9,052, or 0.4%, from the first quarter of 1997. Advertising expenses declined slightly reflecting the inclusion of a biannual product catalog expense in 1997. Selling expenses, down $39,139, or 4.9%, reflect certain sales staff reductions realized in late 1997. This sales staff reduction resulted in lower compensation-driven costs and lower support costs including travel and benefit costs. General and administrative costs increased $57,643, or 4.0%, reflecting higher personnel support costs offset in part by further reductions in various expenses associated with the general office and corporate operations.

OTHER EXPENSES

1999 COMPARED TO 1998

Other expenses netted to $109,883 for the first quarter of 1999 compared to a net expense of $102,037 for the first quarter of 1998. This increase reflects a higher interest expense on the Company's long-term debt associated with the restructuring of its debt obligations in late August of 1998, as detailed in previous reports. This higher interest expense related to long-term obligations was offset by lower interest expense on short-term borrowings, reflecting decreased working capital requirements as driven by the net sales decrease. The other, net amount in 1999 primarily reflects the gain on the sale of obsolete plant equipment.

1998 COMPARED TO 1997

Other expenses netted to $102,037 for the first quarter of 1998 compared to a net expense of $115,151 for the first quarter of 1997. Interest costs declined, reflecting the normal amortization of the Company's long-term debt obligations, offset slightly by an increase in the interest expense associated with short-term borrowings. The increase in short-term borrowings reflects the increased working capital requirements that were driven by the net sales increase. The interest income totals reflect the income derived from the funds generated by the filter operations sale which were held in escrow through September of 1998.

TAXES ON INCOME

The 1999 and 1998 effective tax rates of 46.1% and 41.1%, respectively, are higher than the domestic statutory rate due primarily to the impact of various state income taxes and the impact of a higher statutory rate applicable to the earnings of the Canadian subsidiary.

As of March 31, 1999, the Company recorded net deferred income tax assets of $7,093,949. The major components of those assets are the tax effects of the net operating loss carryforwards and accrued retirement and postretirement benefit obligations. The realization of these recorded benefits is dependent upon the generation of future taxable income. Management believes it is more likely than not that adequate levels of future taxable income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations and the remaining net deductible temporary differences.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements continue to be for operating expenses such as labor costs and raw materials, and for funding accounts receivable, capital expenditures and long-term debt service. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. The Company expects to generate sufficient future funds from operations and bank borrowings to fund its growth and operating needs. Total short-term lines available to the Company as of March 31, 1999 totaled $5,200,000, of which $2,400,000 was unused.

During the first quarter of 1999, the Company used $549,892 of net cash for operating activities. The realized net income, depreciation and decrease in inventories were offset by an increase in accounts receivable, a decrease in accounts payable and accruals and a decrease in the periodic postretirement benefit obligation. The decrease in inventories is due primarily to the production situation noted in the "Cost of Sales and Gross Profit" section of this discussion. The increase in accounts receivable reflects the timing of customer sales and the related payment terms associated with those sales. The decrease in the accounts payable and accruals is due to several large payments being made in the first quarter on year-end accruals for compensation, workers compensation and general accounts payable. The investing activities for the first quarter of 1999 reflect the decreased requirement for new capital equipment, as the Company makes the transition toward a cellular manufacturing environment. This trend should continue for the remainder of 1999. The investing activities also reflect the proceeds from the sale of obsolete plant equipment. The financing activities for the first quarter of 1999 reflect the additional working capital requirements that were primarily needed to fund the operating activity items noted above. The financing activities also reflect the amortization of the Company's long-term debt obligation that resulted from the adoption of a new long-term debt agreement with the Company's primary lender in late August 1998. The details of this agreement have been disclosed in prior reports.

During the first quarter of 1998, the Company used $752,347 of net cash for operating activities. The realized net income, depreciation and decrease in deferred income taxes were offset by increases in accounts receivable and inventories, and a decrease in the periodic postretirement benefit obligation. The decrease in the deferred income taxes reflects the utilization of a portion of the net operating loss carryforward based on first quarter earnings. The increased accounts receivable and inventory values reflect the working capital needs resulting from the higher sales level. The investing activities for the first quarter of 1998 reflect the Company's continued commitment to enhancing its production capabilities. The financing activities reflect the continued amortization of the Company's long-term debt obligations as well as the increased reliance on short-term borrowings in response to the increased working capital needs.

As noted throughout the above discussion, the Company has experienced several events during the first quarter of 1999 that have negatively affected its cash flow. The decline in net sales and the resulting decline in net income are viewed as temporary in nature. The production situation described above is considered to be a "one-time" event that should not recur in the future. As a result, the Company anticipates that operations
(which should be subject to minimal current cash outflows for U.S. income taxes due to utilization of the net operating loss carryforwards), in combination with the balancing of available short-term lines of credit with our operations, will generate cash flows sufficient to fund its working capital, capital outlays and dividend needs through 1999.

NEW ACCOUNTING STANDARD

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998, requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk of (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Company has not entered into derivative contracts for speculative purposes. The Company does periodically enter into interest rate swap and collar agreements to reduce the impact of changes in interest rates on its floating rate borrowings. However, the fair value of such derivatives are not significant. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to materially affect its consolidated financial statements.

YEAR 2000 READINESS DISCLOSURE

The year 2000 (Y2K) issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year. Any of the Company's computers, computer programs, manufacturing and administrative equipment or products that have date-sensitive software or microprocessor may recognize a date using "00" as the year 1900 rather than the year 2000. If any of the Company's systems that are date-sensitive use only two digits, system failures or miscalculations may result causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

During 1995, the Company's internal data processing personnel began an evaluation of the Company's exposure to the effects of the Y2K issue. As a member of certain automotive supplier trade associations, awareness of the Y2K issue was both highlighted and documented beginning in early 1996. At that point, a multi-disciplined committee was established to coordinate the Company's efforts in addressing the Y2K impact. This committee continues to include several members of the internal Executive Committee with responsibility for full board-level reporting on this issue. Through the efforts of this committee, the Company coordinates both internal and external reviews of its Y2K exposure.

Internally, this committee evaluated the general operating systems for the Company as well as the security systems, telecommunications networks, manufacturing equipment and internal personal computer (PC) operations. Through the second half of 1996 and much of 1997, the Company utilized the services of an outside consultant, as well as its internal resources, to convert its computer system to be Y2K compliant. As of December 31, 1998, the Company's core operating system and applications, its PC operating systems and the majority of its PC applications were believed to be compliant. The remaining PC applications are expected to be compliant by mid-1999, pending installation of the next software release or upgrade as needed. Manufacturing equipment testing has been completed with no perceived Y2K exposure. At this point, the Company is coordinating live tests of its operating systems for Y2K compliance. Those test events are expected to extend through mid-1999. Incremental costs related to the Y2K project, primarily consisting of expenses related to the consultant, approximated $120,000 through 1998 with $10,000, $80,000 and $30,000 charged to operating expenses as incurred in 1998, 1997 and 1996, respectively. Internal costs, which are not incremental in nature, have not been tracked by the Company. Future costs to be incurred to complete Y2K compliance and testing procedures, primarily related to Company personnel are not expected to be material.

With the inception of the committee in 1996, the Company began to focus externally as well. The committee identified suppliers of products and services deemed to be critical to the Company's operations as well as customers deemed to have the greatest Y2K exposure (e.g., EDI communications). The Company has coordinated via surveys with these key contacts. While the Company cannot guarantee Y2K compliance by its key suppliers and customers, and in many cases will be relying on statements from outside vendors without independent verification, preliminary results indicate that these key suppliers and customers are aware of the issues and are working to assure their compliance before the year 2000. At this time, the Company is not aware of any key suppliers or customers who will not be Y2K compliant by the year 2000. The Company's next steps will be to update the solicitation of key customers, obtain more detailed information from certain key suppliers and customers and follow-up with those companies who did not respond to the original surveys. Pending the results of the internal testing, the Company intends to prepare a contingency plan that will specify what exposures it still perceives and what it plans to do if it or important external companies are not Y2K compliant in a timely manner. The Company expects to prepare and evaluate its contingency plan during the third quarter of 1999.

Assessments that the Company is or will be Y2K "compliant" or "ready" are necessarily statements of belief as to the outcome of future events, based in part on information provided by third parties that the Company has not independently verified.

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

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk

The Company is exposed to potential market risks on interest rates relating to an interest swap agreement transacted with its primary lender in connection with its long-term debt agreement. Management believes that the fluctuation in interest rates in the near future will not have a material impact on the consolidated financial statements taken as a whole. The Company does not use derivative financial instruments for trading purposes.

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

                3(b) Bylaws of Hastings Manufacturing Company, as amended to date.

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




                              HASTINGS MANUFACTURING COMPANY




Date:  May 17, 1999           /S/MONTY C. BENNETT
                                 Monty C. Bennett
                                 Its Vice-President, Employee
                                 Relations, Secretary and Director



Date:  May 17, 1999           /S/THOMAS J. BELLGRAPH
                                 Thomas J. Bellgraph
                                 Its Vice-President, Finance

                               EXHIBIT INDEX




EXHIBIT
NUMBER                        DOCUMENT

  3(a)     Amended Articles of Incorporation of Hastings
           Manufacturing Company, filed as an exhibit to the Form
           10-Q Quarterly Report for the period ended September
           30, 1998, are here incorporated by reference.

  3(b) Bylaws of Hastings Manufacturing Company, as amended to date.

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

  27       Financial Data Schedule
                                                                         26