Form 10-Q
period 1999-06-30
HASTINGS MANUFACTURING CO
filed 1999-08-16
CIK 46109

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number

June 30, 1999	1-3574

HASTINGS MANUFACTURING COMPANY
(Exact name of registrant as specified in its charter)

Michigan	38-0633740
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

325 North Hanover Street
Hastings, Michigan	49058
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:   616-945-2491

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X              No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 27, 1999

Common stock, $2 par value	789,526 shares

Hastings Manufacturing Company and Subsidiaries

Contents

PART I - FINANCIAL INFORMATION
Page
Item 1 - Financial Statements:

Report on Review by Independent Certified Public
Accountants	3

Condensed Consolidated Balance Sheets -
June 30, 1999 and December 31, 1998	4-5

Condensed Consolidated Statements of Income -
Three Months and Six Months Ended
June 30, 1999 and 1998	6

Condensed Consolidated Statements of Cash Flows -
Six Months Ended June 30, 1999 and 1998	7-8

Notes to Condensed Consolidated Financial
Statements	9-10

Review by Independent Certified Public Accountants	11

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations	12-17

Item 3 - Quantitative and Qualitative Disclosures About
Market Risk	19

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders	20

Item 6 - Exhibits and Reports on Form 8-K	21

Report on Review by Independent Certified Public Accountants

Board of Directors
Hastings Manufacturing Company
Hastings, Michigan

We have reviewed the accompanying condensed consolidated balance sheets of Hastings Manufacturing Company and subsidiaries as of June 30, 1999, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1999 and 1998, and cash flows for the six-month periods ended June 30, 1999 and 1998, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

/s/BDO Seidman, LLP

BDO Seidman, LLP
Grand Rapids, Michigan
July 27, 1999

PART I - FINANCIAL INFORMATION

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets

Item 1.        Financial Statements

	June 30,	December 31,
Assets	1999	1998

Current Assets
Cash	$ 84,498	$ 635,773
Accounts receivable, less allowance
for possible losses of $275,000
and $210,000	5,623,721	5,489,165
Inventories:
Finished products	8,392,644	8,317,084
Work in process	723,313	660,534
Raw materials	1,760,961	1,620,604
Prepaid expenses and other assets	58,035	75,655
Future income tax benefits	2,244,856	2,395,856

Total Current Assets	18,888,028	19,194,671

Property and Equipment
Land and improvements	650,544	635,692
Buildings	5,353,584	5,275,207
Machinery and equipment	20,030,981	19,503,267

	26,035,109	25,414,166
Less accumulated depreciation	17,192,918	16,411,078

Net Property and Equipment	8,842,191	9,003,088

Prepaid Pension Asset	2,514,488	2,675,688

Intangible Pension Asset	564,949	564,949

Future Income Tax Benefits	4,711,585	4,719,637

Other Assets	15,320	30,467

	$35,536,561	$36,188,500

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
Liabilities and Stockholders' Equity	1999	1998

Current Liabilities
Notes payable to banks	$ 3,100,000	$ 2,300,000
Accounts payable	1,213,704	1,536,612
Accruals:
Compensation	418,472	600,599
Income taxes	38,407	41,294
Taxes other than income	159,226	152,932
Miscellaneous	43,771	300,780
Current portion of postretirement
benefit obligation	1,044,175	1,044,175
Current maturities of
long-term debt	1,320,000	1,320,000

Total Current Liabilities	7,337,755	7,296,392

Long-Term Debt,
less current maturities	3,960,000	4,620,000

Pension and Deferred Compensation
Obligations, less current portion	2,589,367	2,604,111

Postretirement Benefit Obligation,
less current portion	14,303,989	14,650,755

Total Liabilities	28,191,111	29,171,258

Stockholders' Equity
Preferred stock, $2 par value,
authorized and unissued
500,000 shares	--	--
Common stock, $2 par value,
1,750,000 shares authorized;
789,526 shares issued
and outstanding	1,579,052	1,579,052
Additional paid-in capital	338,272	338,272
Retained earnings	7,448,301	7,273,410
Accumulated other comprehensive
income (Note 3):
Cumulative foreign currency
translation adjustment	(827,756)	(981,073)
Pension liability adjustment	(1,192,419)	(1,192,419)

Total Stockholders' Equity	7,345,450	7,017,242

	$35,536,561	$36,188,500

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Income

	Three months ended		Six months ended
June 30,	1999	1998	1999	1998

Net Sales	$ 9,738,166	$10,628,170	$18,697,297	$20,574,188
Cost of Sales	6,870,929	7,263,221	13,468,483	14,035,201

Gross profit	2,867,237	3,364,949	5,228,814	6,538,987

Operating Expenses
Advertising	84,306	92,488	154,607	190,054
Selling	781,863	833,782	1,518,573	1,593,818
General and administrative	1,425,072	1,444,108	2,785,112	2,948,232

	2,291,241	2,370,378	4,458,292	4,732,104

Operating income	575,996	994,571	770,522	1,806,883

Other Expense (Income)
Interest expense	153,705	113,440	300,792	222,570
Interest income	-	(11,660)	-	(19,777)
Other, net	(4,281)	(1,225)	(41,485)	(201)

	149,424	100,555	259,307	202,592

Income before income tax expense	426,572	894,016	511,215	1,604,291

Income Tax Expense	171,000	369,000	210,000	661,000

Net Income	$ 255,572	$ 525,016	$ 301,215	$ 943,291

Basic and Diluted Net Income
Per Share of Common Stock
(Note 2)	$.33	$.68	$.39	$1.22

Dividends Per Share of
Common Stock	$.08	$.08	$.16	$.155

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six months ended June 30,	1999	1998

Operating Activities
Net income	$ 301,215	$ 943,291
Adjustments to reconcile net
income to net cash from
operating activities:
Depreciation	732,779	760,888
Deferred income taxes	151,000	561,000
Gain on sale of property
and equipment	(42,300)	(8,045)
Change in postretirement
benefit obligation	(346,766)	(435,701)
Changes in operating
assets and liabilities:
Accounts receivable	(102,984)	(1,384,485)
Inventories	(201,969)	(719,426)
Prepaid expenses and other
current assets	17,712	(4,917)
Other assets	176,347	25,529
Accounts payable and accruals	(787,811)	422,160

Net cash from (for) operating activities	(102,777)	160,294

Investing Activities
Capital expenditures	(510,996)	(757,948)
Proceeds from sale of property
and equipment	42,300	18,268

Net cash for investing activities	(468,696)	(739,680)

Financing Activities
Proceeds from issuance of notes
payable to banks	4,400,000	3,800,000
Principal payments on notes
payable to banks	(3,600,000)	(2,600,000)
Principal payments on long-term debt	(660,000)	(731,250)
Dividends paid	(126,324)	(121,509)

Net cash from financing activities	13,676	347,241

Effect of Exchange Rate Changes on Cash	6,522	(7,850)

Net Decrease in Cash	(551,275)	(239,995)

Cash, beginning of period	635,773	558,172

Cash, end of period	$ 84,498	$ 318,177

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$ 315,262	$ 236,165
Income taxes, net of refunds	40,102	11,068

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1	In the opinion of the management of Hastings Manufacturing Company and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position as of June 30, 1999, and the results of operations for the three months and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998.

The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the expected results for all of 1999.

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

Note 2	A reconciliation of the numerators and denominators used in the "basic" and "diluted" earnings per share (EPS) calculations follows:

	Three months ended		Six months ended
June 30,	1999	1998	1999	1998

Numerator:
Net income used
for both basic
and diluted
EPS calculation	$255,572	$525,016	$301,215	$943,291

Denominator:
Weighted average shares
outstanding for the
period - used for
basic EPS calculation	775,046	771,496	775,046	771,496
Dilutive effect of stock
options and contingently
issuable shares	-	1,566	-	1,222
Weighted average shares
outstanding for the
period - used for
diluted EPS
calculation	775,046	773,062	775,046	772,718

Hastings Manufacturing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 3	Comprehensive income and its components consist of the following:

	Three months ended		Six months ended
June 30,	1999	1998	1999	1998

Net income	$255,572	$525,016	$301,215	$943,291
Other comprehensive income,
net of tax:
Foreign currency
translation
adjustments	105,084	(105,722)	153,317	(89,961)
Minimum pension
liability adjustment	-	-	-	-

Other comprehensive income	105,084	(105,722)	153,317	(89,961)

Comprehensive income	$360,656	$419,294	$454,532	$853,330

Accumulated comprehensive income totaled $2,020,175 and $2,173,492 at June 30, 1999 and December 31, 1998, respectively.

Hastings Manufacturing Company and Subsidiaries

Review by Independent Certified Public Accountants

The June 30, 1999 and 1998, condensed consolidated financial statements included in Quarterly Report on Form 10-Q have been reviewed by BDO Seidman, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

1999 Compared to 1998

Net sales in the second quarter of 1999 decreased $890,004, or 8.4%, from $10,628,170 in the second quarter of 1998 to $9,738,166. Net sales for the first half of 1999 have decreased $1,876,891, or 9.1%, from $20,574,188 in the first half of 1998 to $18,697,297. While the overall net sales decrease narrowed slightly in the second quarter of 1999, the Company's net sales continue to reflect declines during the first-half of 1999 in the domestic piston ring aftermarket and export markets, with relatively flat volume observed in the private brand and original equipment areas. The decline in the domestic aftermarket reflects a continued industry-wide softness in the replacement parts market through the first half of 1999. The export volume decline reflects the adverse effect of specific political and economic factors in the foreign countries where the Company conducts business, combined with the effects of realigning the distribution channel within one of the Company's major foreign markets. As mentioned in a prior report, one of the Company's 1999 goals is to increase the percentage of orders filled within a specific time after receipt of order. While the Company has been able to improve its order fill performance during the first half of this year, the potential improvement was impeded during this period by a temporary production issue that is discussed below under the heading "Cost of Sales and Gross Profit".

1998 Compared to 1997

Net sales in the second quarter of 1998 increased $1,025,938, or 10.7%, from the second quarter of 1997. For the first half of 1998, net sales increased $2,219,799, or 12.1%, from the first half of 1997. This growth reflected increases in the domestic aftermarket, private brand and export areas. The growth in the domestic aftermarket reflected the 1998 success of the Company's increased focus in this aspect of the piston ring market. The growth in the private brand area resulted from the increased volume to several major customers. The growth in the export volume resulted from the 1998 development and growth of the Company's direct export efforts, as detailed in previous reports.

COST OF SALES AND GROSS PROFIT

1999 Compared to 1998

Cost of sales in the second quarter of 1999 decreased $392,292, or 5.4%, from the second quarter of 1998. For the first half of 1999, cost of sales decreased $566,718, or 4.0%, from the first half of 1998. The gross profit margin on net sales declined for the second quarter of 1999, from 31.7% for the second quarter of 1998, to 29.4%. For the first half of 1999, the gross profit margin on net sales also declined, from 31.8% in the first half of 1998, to 28.0%. Given the net sales decline noted above, a larger cost of sales decline, with a higher relative gross profit margin, would have been anticipated. However, as noted in the Company's previous Quarterly Report on Form 10-Q, the first quarter of 1999 was negatively impacted by non-recurring costs associated with the conversion and start-up of various production processes. As a result of this conversion, production levels were not at their anticipated levels for the first quarter of 1999. In order to cover first quarter production deficiencies and further improve production levels, additional labor and overhead costs were incurred in the second quarter of 1999. These additional costs were necessary in order to raise production levels up to the point where order fill performance could be, and was, further improved in the second quarter. While order fill performance is not at the targeted level for 1999, it is now at a point where the Company should not have to incur any significant costs in the future to maintain or improve upon its current level. The gross profit margin on net sales increased to 29.4% in the second quarter of 1999 from 26.4% in the first quarter due to the inclusion of a major portion of the production conversion costs in the first quarter. The second quarter gross profit margin was affected by the additional labor and overhead costs as discussed above. Net of these additional costs, the gross profit margin on net sales for the second quarter of 1999 would approach the 31.7% from the same period in 1998.

1998 Compared to 1997

Cost of sales in the second quarter of 1998 increased $663,681, or 10.1%, from the second quarter of 1997. For the first half of 1998, cost of sales increased $1,506,404, or 12.0%, from the first half of 1997. This increased cost of sales reflects the corresponding increase in sales. The gross profit margin on net sales increased slightly for the second quarter of 1998, from 31.3% in the second quarter of 1997, to 31.7%. For the first half of 1998, the gross profit margin on net sales also increased slightly, from 31.7% in the first half of 1997, to 31.8%. The increases in the gross profit margins are the result of a sales mix change, with higher relative domestic aftermarket activity for both the second quarter and the first half of 1998, in comparison to the corresponding periods in 1997. In addition, there was a decrease in certain product-driven distribution and support operating costs that are included in cost of sales. The gross profit margin declined to 31.7% in the second quarter of 1998 from 31.9% in the first quarter due to a sales mix change, with a higher relative portion of private brand sales activity in the second quarter. The private brand piston ring sales market has traditionally generated a lower gross profit margin than domestic sales, due to the lower level of operating expenses that are required to service its sales volume.

OPERATING EXPENSES

1999 Compared to 1998

Total operating expenses for the second quarter of 1999 decreased $79,137, or 3.3%, from the second quarter of 1998. For the first half of 1999, total operating expenses decreased $273,812, or 5.8%, from the first half of 1998. Advertising costs for the second quarter of 1999 decreased $8,182, or 8.8%, from the second quarter of 1998. For the first half of 1999 advertising costs decreased $35,447, or 18.7%, from the first half of 1998. These decreases reflect a reduction in advertising support costs in 1999, combined with the inclusion, in 1998, of a biannual customer service tips manual. Selling costs for the second quarter of 1999 declined $51,919, or 6.2%, from the second quarter of 1998. Selling costs for the first half of 1999 declined $75,245, or 4.7%, from the first half of 1998. These decreases reflect a decrease in various volume-driven selling support costs, partially offset by a slight increase in sales promotion costs. General and administrative costs decreased $19,036, or 1.3%, from the second quarter of 1998. For the first half of 1999, general and administrative costs decreased $163,120, or 5.5%, from the first half of 1998. These decreases reflect the inclusion in 1998 of approximately $50,000 of severance costs related to staffing reductions, combined with a reduction, in 1999, of certain personnel support costs.

1998 Compared to 1997

Total operating expenses for the second quarter of 1998 increased $58,269, or 2.5%, from the second quarter of 1997. For the first half of 1998, total operating expenses increased $67,321, or 1.4%, from the first half of 1997. Advertising costs for the second quarter of 1998 mirrored those of the second quarter of 1997. For the first half of 1998 advertising costs declined slightly, reflecting the inclusion of a biannual product catalog expense in 1997. Selling costs for the second quarter of 1998 increased $100,060, or 13.6%, from the second quarter of 1997. Selling costs for the first half of 1998 increased $60,921, or 4.0%, from the first half of 1997. These increases are primarily associated with volume-driven costs such as agency commissions and various sales personnel expenses. There was also a moderate increase in sales promotion expenses in the second quarter of 1997. General and administrative costs for the second quarter of 1998 decreased $42,155, or 2.8%, from the second quarter of 1997. This decrease is due to the cost savings attained in 1998 from the amendment for the postretirement benefit plan in the second quarter of 1997, combined with reduced employee education expenses. Education expenses were unusually high in 1997, reflecting both internal and external costs associated with the Company's successful QS9000 registration. For the first half of 1998, the general and administrative costs increased $15,488, or 0.5%, from the first half of 1997. This slight increase is the result of the expense decreases noted above, offset by an increase in various personnel support costs. As discussed above, personnel costs include approximately $50,000 of severance related to staffing reductions in early 1998.

OTHER EXPENSES

1999 Compared to 1998

Other expenses netted to $149,424 for the second quarter of 1999, compared to $100,555 for the second quarter of 1998. For the first half of 1999, these expenses netted to $259,307, compared to a net expense of $202,592 for the first half of 1998. These increases reflect a higher interest expense on the Company's long-term debt associated with the restructuring of its debt obligations in late August of 1998, as detailed in the Company's previous filings. The other, net expense for the first half of 1999 primarily reflects the gain on sale of obsolete plant equipment.

1998 Compared to 1997

Other expenses netted to $100,555 for the second quarter of 1998, compared to $114,817 for the second quarter of 1997. For the first half of 1998, these expenses netted to $202,592, versus a net expense of $229,968 for the first half of 1997. Interest costs declined, reflecting the normal amortization of the Company's long-term debt obligations, offset slightly by an increase in the interest expense associated with short-term borrowings. The increase in short-term borrowings reflects the increased working capital requirements that were driven by the net sales increase. The interest income totals reflect the income derived from the funds generated by the filter operations sale that were held in escrow through September of 1998.

TAXES ON INCOME

The 1999 and 1998 effective tax rates of 41.1% and 41.2%, respectively, are higher than the domestic statutory rate due primarily to the impact of various state income taxes and the impact of a higher statutory rate applicable to the earnings of the Company's Canadian subsidiary.

As of June 30, 1999, the Company recorded net deferred income tax assets of $6,956,441. The major components of those assets are the tax effects of the net operating loss carryforwards and accrued retirement and postretirement benefit obligations. The realization of this recorded benefit is dependent upon the generation of future taxable income. Management believes it is more likely than not that adequate levels of future taxable income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations and the remaining net deductible temporary differences.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements continue to be for operating expenses such as labor costs and raw materials, and for funding accounts receivable, capital expenditures and long-term debt service. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. The Company expects to generate sufficient future funds from operations and bank borrowings to fund its growth and operating needs. Total short-term lines available to the Company as of June 30, 1999 totaled $5,200,000, of which $2,100,000 was unused.

During the first half of 1999, the Company used $102,777 of net cash for operating activities. The realized net income, depreciation and decreases in other assets and deferred income taxes were offset by increases in accounts receivable and inventories and decreases in accounts payable and accruals and the postretirement benefit obligation. The decrease in other assets is due to the reduction of the prepaid pension asset through the recognition of the expected pension expense for 1999. The decrease in the net deferred income tax asset is the result of the partial utilization of the tax net operating loss carryforward based on earnings for the first half of the year. The increase in accounts receivable reflects the timing of customer sales and the related payment terms associated with those sales. The decrease in accounts payable and accruals reflects the payment of several large accruals in the first half of 1999 related to compensation, workers' compensation insurance and general accounts payable. The investing activities for the first half of 1999 reflect a decreased requirement for new capital equipment, as the Company makes the transition toward a cellular manufacturing environment. The second quarter capital expenditures increased $358,651 over the first quarter, with approximately $154,000 of the expenditure funding the purchase of an upgraded model of the Company's central computer system, and the remainder funding the purchase of plant equipment that is necessary to support the cellular manufacturing environment. The investing activities also reflect the proceeds from the sale of obsolete plant equipment. The financing activities for the first half of 1999 reflect the additional working capital requirements that were primarily needed to fund the operating activity items noted above. The financing activities also reflect the amortization of the Company's long-term debt obligation that resulted from the adoption of a new long-term debt agreement with the Company's primary lender in late August of 1998. The details of that agreement have been disclosed in certain of the Company's prior filings.

During the first half of 1998, the Company generated $160,294 of net cash from operating activities. The realized net income, depreciation, decrease in deferred income taxes and increase in accounts payable and accruals were largely offset by increases in accounts receivable and inventories. The decrease in the net deferred income tax asset reflects the partial utilization of the net operating loss carryforward, which reflects the Company's favorable first half performance. The increased accounts receivable and inventory values reflect the working capital needs resulting from the higher sales level. The investing activities for the first half of 1998 reflect the Company's continued commitment to enhancing its production capabilities. The financing activities reflect the continued amortization of the Company's long-term debt obligations as well as the increased reliance on short-term borrowings in response to the increased working capital needs.

As noted throughout the above discussion, the Company has experienced several events during the first half of 1999 that have negatively affected its cash flow. The decline in net sales and the resulting decline in net income are viewed as temporary in nature, and the Company expects this trend to reverse itself over the remainder of the year. The production problem described above is considered to be a "one-time" event that should not recur in the future. As a result, the Company anticipates that results of operations (which should be subject to minimal current cash outflows for U.S. income taxes due to utilization of the net operating loss carryforwards), in combination with the balancing of available short-term lines of credit with our operations, will generate cash flows sufficient to fund the Company's working capital, capital outlays and dividend needs through 1999.

NEW ACCOUNTING STANDARDS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued in June 1998, and amended in June 1999 to delay the required implementation date, requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk of (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts for speculative purposes. The Company does periodically enter into interest rate swap and collar agreements to reduce the impact of changes in interest rates on its floating rate borrowings. However, the fair value of such derivatives are not significant. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to materially affect its consolidated financial statements.

YEAR 2000 READINESS DISCLOSURE

The year 2000 (Y2K) issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year. Any of the Company's computers, computer programs, manufacturing and administrative equipment or products that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If any of the Company's systems that have date-sensitive software use only two digits, system failures or miscalculations may result and cause disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

During 1995, the Company's internal data processing personnel began an evaluation of the Company's exposure to the effects of the Y2K issue. Because the Company is a member of certain automotive supplier trade associations, awareness of the Y2K issue was both highlighted and documented beginning in early 1996. At that point, the Company established a multi-disciplined committee to coordinate the Company's efforts in addressing the Y2K impact. This committee continues to include several members of the internal Executive Committee with responsibility for full board-level reporting on this issue. Through the efforts of this committee, the Company coordinates both internal and external reviews of its Y2K exposure.

Internally, this committee evaluated the general operating systems for the Company as well as the security systems, telecommunications networks, manufacturing equipment and internal personal computer (PC) operations. Through the second half of 1996 and much of 1997, the Company utilized the services of an outside consultant, as well as its internal resources, to convert its computer system to be Y2K compliant. As of December 31, 1998, the Company's core operating system and applications, its PC operating systems and the majority of its PC applications were believed to be compliant. The remaining PC applications are expected to be compliant by late -1999, pending installation of the next software release or upgrade as needed. The Company has completed its testing of manufacturing equipment with no perceived Y2K exposure. During the second quarter of 1999 the Company coordinated live tests of its operating systems for Y2K compliance. Those tests were greatly enhanced by the availability of a full parallel hardware and software system, as the Company converted to an upgraded model of its central computer system. The upgrade was not, however, necessary for Y2K compliance. Results of those tests have been favorable with no Y2K sensitive issues encountered. Incremental costs related to the Y2K project, primarily consisting of expenses related to the consultant, approximated $120,000 through 1998 with $10,000, $80,000 and $30,000 charged to operating expenses as incurred in 1998, 1997 and 1996, respectively. No incremental costs have been incurred during 1999. Internal costs, which are not incremental in nature, have not been tracked by the Company. The Company does not expect that future costs to be incurred to complete Y2K compliance and testing procedures, which are primarily related to direct Company personnel, will be material.

With the inception of the committee in 1996, the Company began to focus externally as well. The committee identified suppliers of products and services deemed to be critical to the Company's operations as well as customers deemed to have the greatest Y2K exposure (i.e., those who use EDI communications). The Company has coordinated via surveys with these key contacts. While the Company cannot guarantee Y2K compliance by its key suppliers and customers, and in most cases will be relying on statements from outside vendors without independent verification, preliminary results indicate that these key suppliers and customers are aware of the issues and are working to assure their compliance before the year 2000. At this time, the Company is not aware of any key suppliers or customers who will not be Y2K compliant by the year 2000. The Company's next steps will be to update the solicitation of key customers, obtain more detailed information from certain key suppliers and customers and follow-up with those companies who did not respond to the original surveys. Pending the completion of these procedures, the Company intends to prepare a contingency plan that will specify what exposures it still perceives and what it plans to do if it or important external companies or other entities are not Y2K compliant in a timely manner. The Company expects to prepare and evaluate its contingency plan during the third quarter of 1999.

Assessments that the Company is or will be Y2K "compliant" or "ready" are necessarily statements of belief as to the outcome of future events, based in part on information provided by third parties that the Company has not independently verified.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that describe the Company's plans, objectives, goals, expectations or projections. These forward-looking statements are identifiable by words or phrases indicating that the Company or management "expects," "anticipates," "projects," "plans" or "believes" that a particular occurrence "may result" or "will likely result" or that a particular event "may occur" or "will likely occur" in the future, or similar statements. In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, there are many important factors that could cause actual results to be materially different from the Company's current expectations.

Anticipated future sales are subject to competitive pressures from many sources. As an example, future sales could be affected by consolidation within the automotive replacement parts industry, whereby the Company could lose sales due to a competitor purchasing the assets of a current customer of the Company. Future sales could also be affected by current and future political and economic factors in the foreign markets where the Company conducts business.

Cost of sales and operating expenses may be adversely affected by unexpected costs associated with various issues. For example, future cost of sales could be affected by unexpected expenses related to the on-going transition into, and future maintenance of, a cellular manufacturing environment. Future operating expenses could be adversely affected, for example, by such items as unexpected large claims within the Company's self-funded group health insurance plan, or bad debt expenses related to deterioration in the creditworthiness of a customer.

The Company's estimated costs and completion dates for addressing Y2K issues, as well as the estimated potential effects on the Company's business operations arising from Y2K issues, are based upon management's best estimates. These estimates were derived using numerous assumptions with respect to future events. Actual results could differ materially from those anticipated if there are greater than expected disruptions or costs experienced by the Company or its customers or suppliers in connection with Y2K, including unanticipated delays in correcting Y2K problems; the interruption of electronic or telephone communications; the interruption in banking or commercial payment systems; the failure of basic utilities; or other factors. Accordingly, there can be no guarantee that the Company's estimates will be achieved.

The foregoing is intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The foregoing should not be construed as an exhaustive list of all economic, competitive, governmental and technological factors that could adversely affect the Company's expected consolidated financial position, results of operations or liquidity. The Company disclaims any obligation to update its forward-looking statements to reflect subsequent events or circumstances.

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

PART II - OTHER INFORMATION

Note 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Hastings Manufacturing Company was held on May 4, 1999. The purposes of the meeting were (i) to elect directors, (ii) consider and vote upon a proposed amendment to the Company's Bylaws and (iii) transact any other business that may have properly come before the meeting:

(a) Election of Directors. The name of each director elected at the meeting (along with the number of votes cast for, against or authority withheld) and the name of each other director whose term of office as a director continued after the meeting follows:

Elected Director	For	Against	Authority withheld
Richard L. Foster	457,901	-	400
William R. Cook	457,901	-	400
Monty C. Bennett	457,901	-	400
Andrew F. Johnson	457,901	-	400

Directors who continue to serve
Mark R.S. Johnson
Neil A. Gardner
Dale W. Koop
Douglas A. DeCamp

(b)	Amendment of Bylaws. At the meeting, the Company's shareholders also approved an amendment to the Company's Bylaws. The results of voting on this proposal were as follows:

For	436,463
Against	20,832
Abstain	0
Broker Non-Votes	1,006

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Document

3(a)	Amended Articles of Incorporation of Hastings Manufacturing Company, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, are here incorporated by reference.

3(b)	Bylaws of Hastings Manufacturing Company, filed as an exhibit to the Form10-Q Quarterly Report for the period ended March 31, 1999, are here incorporated by reference.

4(a)	NBD Bank Amended and Restated Letter Agreement for $6,600,000 Term Loan and $3,000,000 Credit Authorization to Make Revolving Credit Loans and Issue Letters of Credit dated August 28, 1998, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(b)	Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(c)	Commercial Line of Credit Agreement and Note, dated as of January 23, 1998, between Hastings Manufacturing Company and Hastings City Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1998, is here incorporated by reference.

4(d)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-K filed with the Securities and Exchange Commission on February 15, 1996, is here incorporated by reference.

4(e)	Confirmation, dated as of March 12, 1996, regarding an interest rate collar transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1996, is here incorporated by reference.

27	Financial Data Schedule

(b)	Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASTINGS MANUFACTURING COMPANY

Date: August 16, 1999	/s/Monty C. Bennett
Monty C. Bennett
Its Vice-President, Employee Relations,
Secretary and Director

Date: August 16, 1999	/s/Thomas J. Bellgraph
Thomas J. Bellgraph
Its Vice-President, Finance

EXHIBIT INDEX

Exhibit
Number	Document

3(a)	Amended Articles of Incorporation of Hastings Manufacturing Company, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, are here incorporated by reference.

3(b)	Bylaws of Hastings Manufacturing Company, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended March 31, 1999, are here incorporated by reference.

4(a)	NBD Bank Amended and Restated Letter Agreement for $6,600,000 Term Loan and $3,000,000 Credit Authorization to Make Revolving Credit Loans and Issue Letters of Credit dated August 28, 1998, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(b)	Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(c)	Commercial Line of Credit Agreement and Note, dated as of January 23, 1998, between Hastings Manufacturing Company and Hastings City Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1998, is here incorporated by reference.

4(d)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-K filed with the Securities and Exchange Commission on February 15, 1996, is here incorporated by reference.

4(e)	Confirmation, dated as of March 12, 1996, regarding an interest rate collar transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1996, is here incorporated by reference.

27	Financial Data Schedule