Form 10-Q
period 1999-09-30
HASTINGS MANUFACTURING CO
filed 1999-11-15
CIK 46109

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number

September 30, 1999	1-3574

HASTINGS MANUFACTURING COMPANY
(Exact name of registrant as specified in its charter)

Michigan	38-0633740
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

325 North Hanover Street Hastings, Michigan	49058
(Address of Principal Executive Offices)	(Zip Code)

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

Yes     X                      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 1999

Common stock, $2 par value	789,526 shares

Hastings Manufacturing Company and Subsidiaries

Contents

===============================================

PART I - FINANCIAL INFORMATION
Page
Item 1 - Financial Statements:

Report on Review by Independent Certified Public
Accountants	3

Condensed Consolidated Balance Sheets -
September 30, 1999 and December 31, 1998	4-5

Condensed Consolidated Statements of Income -
Three Months and Nine Months Ended
September 30, 1999 and 1998	6

Condensed Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 1999 and 1998	7

Notes to Condensed Consolidated Financial
Statements	8-9

Review by Independent Certified Public Accountants	10

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of
Operations	11-18

Item 3 - Quantitative and Qualitative Disclosures
About Market Risk	19

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K	20

Report on Review by Independent Certified Public Accountants

Board of Directors
Hastings Manufacturing Company
Hastings, Michigan

We have reviewed the accompanying condensed consolidated balance sheets of Hastings Manufacturing Company and subsidiaries as of September 30, 1999, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998, and cash flows for the nine-month periods ended September 30, 1999 and 1998, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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
October 21, 1999

PART I - FINANCIAL INFORMATION

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets
=============================================

Item 1. Financial Statements

	September 30,	December 31,
Assets	1999	1998

Current Assets
Cash	$ 90,909	$ 635,773
Accounts receivable, less allowance
for possible losses of $275,000
and $210,000	5,024,167	5,489,165
Inventories:
Finished products	9,058,291	8,317,084
Work in process	490,512	660,534
Raw materials	1,526,683	1,620,604
Prepaid expenses and other assets	111,065	75,655
Future income tax benefits	2,215,856	2,395,856

Total Current Assets	18,517,483	19,194,671

Property and Equipment
Land and improvements	650,316	635,692
Buildings	5,352,755	5,275,207
Machinery and equipment	20,342,863	19,503,267

	26,345,934	25,414,166
Less accumulated depreciation	17,559,240	16,411,078

Net Property and Equipment	8,786,694	9,003,088

Prepaid Pension Asset	2,437,980	2,675,688

Intangible Pension Asset	564,949	564,949

Future Income Tax Benefits	4,711,708	4,719,637

Other Assets	9,121	30,467

	$35,027,935	$36,188,500

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets
=============================================

	September 30,	December 31,
Liabilities and Stockholders' Equity	1999	1998

Current Liabilities
Notes payable to banks	$ 3,400,000	$ 2,300,000
Accounts payable	1,167,068	1,536,612
Accruals:
Compensation	376,271	600,599
Income taxes	-	41,294
Taxes other than income	135,441	152,932
Miscellaneous	66,114	300,780
Current portion of postretirement
benefit obligation	1,044,175	1,044,175
Current maturities of
long-term debt	1,320,000	1,320,000

Total Current Liabilities	7,509,069	7,296,392

Long-Term Debt,
less current maturities	3,630,000	4,620,000

Pension and Deferred Compensation
Obligations, less current portion	2,581,772	2,604,111

Postretirement Benefit Obligation,
less current portion	13,964,401	14,650,755

Total Liabilities	27,685,242	29,171,258

Contingency (Note 4)

Stockholders' Equity
Preferred stock, $2 par value,
authorized and unissued
500,000 shares	-	-
Common stock, $2 par value,
1,750,000 shares authorized;
789,526 shares issued
and outstanding	1,579,052	1,579,052
Additional paid-in capital	338,272	338,272
Retained earnings	7,447,704	7,273,410
Accumulated other comprehensive
income (Note 3):
Cumulative foreign currency
translation adjustment	(829,916)	(981,073)
Pension liability adjustment	(1,192,419)	(1,192,419)

Total Stockholders' Equity	7,342,693	7,017,242

	$35,027,935	$36,188,500

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Income
=================================================

	Three months ended		Nine months ended
September 30,	1999	1998	1999	1998

Net Sales	$8,977,347	$9,255,806	$27,674,644	$29,829,994
Cost of Sales	6,605,965	6,503,789	20,074,448	20,538,990

Gross profit	2,371,382	2,752,017	7,600,196	9,291,004

Operating Expenses
Advertising	44,726	50,234	199,333	240,288
Selling	712,926	717,858	2,231,499	2,311,676
General and administrative	1,361,764	1,417,429	4,146,876	4,365,661

	2,119,416	2,185,521	6,577,708	6,917,625

Operating income	251,966	566,496	1,022,488	2,373,379

Other Expense (Income)
Interest expense	149,635	114,223	450,427	336,793
Interest income	-	(16,205)	-	(35,982)
Other, net	(1,234)	(5,060)	(42,719)	(5,261)

	148,401	92,958	407,708	295,550

Income before income tax expense	103,565	473,538	614,780	2,077,829

Income Tax Expense	41,000	218,000	251,000	879,000

Net Income	$ 62,565	$ 255,538	$ 363,780	$ 1,198,829

Basic and Diluted Net Income
Per Share of Common Stock
(Note 2)	$.08	$.33	$.47	$1.55

Dividends Per Share of
Common Stock	$.08	$.08	$.24	$.235

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows
=================================================

Nine months ended September 30,	1999	1998

Operating Activities
Net income	$ 363,780	$1,198,829
Adjustments to reconcile net
income to net cash from (for)
operating activities:
Depreciation	1,099,593	1,135,743
Deferred income taxes	180,000	748,000
Gain on sale of property
and equipment	(42,300)	(1,980)
Change in postretirement
benefit obligation	(686,354)	(557,670)
Changes in operating
	assets and liabilities:
Accounts receivable	493,742	(1,003,629)
Inventories	(402,006)	(1,049,819)
	Prepaid expenses and other
current assets	(35,273)	(1,299)
Other assets	259,054)	(2,637,259)
Accounts payable and accruals	(921,989)	(77,003)

Net cash from (for) operating activities	308,247	(2,246,087)

Investing Activities
Capital expenditures	(823,408)	(1,010,120)
Proceeds from sale of property
and equipment	42,300	17,972
Release of filter sale escrow funds	-	958,517

Net cash for investing activities	(781,108)	(33,631)

Financing Activities
Proceeds from issuance of notes
payable to banks	6,300,000	6,000,000
Principal payments on notes
payable to banks	(5,200,000)	(8,300,000)
Proceeds from issuance of long-term
debt to banks	-	6,600,000
Principal payments on long-term debt	(990,000)	(2,028,125)
Dividends paid	(189,486)	(184,223)

Net cash from (for) financing activities	(79,486)	2,087,652

Effect of Exchange Rate Changes on Cash	7,483	(26,252)

Net Decrease in Cash	(544,864)	(218,318)

Cash, beginning of period	635,773	558,172

Cash, end of period	$ 90,909	$ 339,854

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$ 469,714	$ 372,709
Income taxes, net of refunds	101,585	5,749

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements
=====================================================

Note 1

In the opinion of the management of Hastings Manufacturing Company and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position as of September 30, 1999, and the results of operations for the three months and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998.

The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the expected results for all of 1999.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances, transactions and stockholdings have been eliminated .

The accompanying consolidated financial statements are condensed and do not contain all of the information and footnote disclosures required by generally accepted accounting principles in a complete set of financial statements.

Note 2	A reconciliation of the numerators and denominators used in the "basic" and "diluted" earnings per share (EPS) calculations follows:

	Three months ended		Nine months ended
September 30,	1999	1998	1999	1998

Numerator:
Net income used
for both basic
and diluted
EPS calculation	$ 62,565	$255,538	$363,780	$1,198,829

Denominator:
Weighted average shares
outstanding for the
period - used for
basic EPS calculation	775,046	771,496	775,046	771,496
Dilutive effect of stock
options and contingently
issuable shares	-	836	-	1,066
Weighted average shares
outstanding for the
period - used for
diluted EPS
calculation	775,046	772,332	775,046	772,562

Note 3	Comprehensive income and its components consist of the following:

	Three months ended		Nine months ended
September 30,	1999	1998	1999	1998

Net income	$ 62,565	$255,538	$363,780	$1,198,829
Other comprehensive income,
net of tax:
Foreign currency
translation
adjustments	(2,160)	(124,376)	151,157	(214,337)
Minimum pension
liability adjustment	-	-	-	-

Other comprehensive income	(2,160)	(124,376)	151,157	(214,337)

Comprehensive income	$ 60,405	$131,162	$514,937	$ 984,492

Accumulated comprehensive income totaled $2,022,335 and $2,173,492 at September 30, 1999 and December 31, 1998, respectively.

Note 4

As disclosed in Note 9 to the Company's consolidated financial statements included in its 1998 Annual Report on Form 10-K, in April 1997, the Company announced the amendment of its postretirement health benefit plans, principally to adjust the cost-sharing provisions. In early 1998, the Company received a letter from legal representatives of its bargaining unit retirees requesting a meeting with Company management and legal counsel to discuss the Company's legal obligations to provide the postretirement benefits at the pre-amendment level. Discussion of this issue by the two parties culminated in a proposal by the Company in February, 1999. This proposal would have resulted in additional contributions by the Company to the retirees' premium stipend, and, thus, reduced premium payments for the retirees. This offer was rejected in September, 1999, and a counter proposal was offered by retiree counsel. This counter proposal requests a return to prior benefits and the elimination of premium cost-sharing. Management is currently analyzing the proposal with its benefit advisors and its actuarial firm to determine the possible implementation of this proposal and its financial effects on the Company. While not known at this time, it is anticipated that this proposal, if implemented, would have a material adverse effect on both future results of operations of the Company and its future cash flow. It is expected that this matter will either be resolved in the next six to twelve months, or will proceed to litigation, which management intends to defend vigorously.

Hastings Manufacturing Company and Subsidiaries

Review by Independent Certified Public Accountants
=====================================================

The September 30, 1999 and 1998 condensed consolidated financial statements included in Quarterly Report on Form 10-Q have been reviewed by BDO Seidman, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

1999 Compared to 1998

Net sales in the third quarter of 1999 decreased $278,459, or 3.0%, from $9,255,806 in the third quarter of 1998 to $8,977,347. Net sales for the first nine months of 1999 decreased $2,155,350, or 7.2%, from $29,829,994 in the first nine months of 1998 to $27,674,644. The overall net sales decrease narrowed in the third quarter of 1999 due to slight increases for the quarter in the domestic piston ring aftermarket and private brand and original equipment areas. For the first nine months of 1999, there was only a slight decline in the domestic piston ring aftermarket in comparison to the first nine months of 1998, with relatively flat volume observed in the private brand and original equipment area for that same time period. The Company's net sales decline for the first nine months of 1999, therefore, reflects a decline in the Company's export volume. The export volume continues to be negatively affected by specific political and economic factors in the foreign countries where the Company conducts business, combined with the effects of realigning the distribution channel within one of the Company's major foreign markets.

1998 Compared to 1997

Net sales in the third quarter of 1998 increased $417,142, or 4.7%, from the third quarter of 1997. Net sales for the first nine months of 1998 increased $2,636,941, or 9.7%, from the first nine months of 1997. While the third quarter of 1998 showed slower growth, the net sales for the first nine months reflected increases in piston ring sales volume within all areas of the business: domestic aftermarket, private brand and export. The growth in the domestic aftermarket reflected the 1998 success of the Company's increased focus in this aspect of the piston ring market. The growth in the private brand area resulted from increased volume to several major customers. The increase in the export volume was the result of the 1998 development and growth of the Company's direct export efforts, as detailed in previous reports.

COST OF SALES AND GROSS PROFIT

1999 Compared to 1998

Cost of sales in the third quarter of 1999 increased $102,176, or 1.6%, from the third quarter of 1998. For the first nine months of 1999, cost of sales decreased $464,542, or 2.3%, from the first nine months of 1998. The gross profit margin on net sales declined for the third quarter of 1999, from 29.7% for the third quarter of 1998, to 26.4%. For the first nine months of 1999, the gross profit margin on net sales also declined, from 31.1% in the first nine months of 1998, to 27.5%. The cost of sales increase in the third quarter of 1999, and the related decrease in gross profit margin, resulted from several factors. First, the 1998 third quarter cost of sales and gross profit margin were positively affected by slightly lower raw material costs which were the result of favorable pricing received from suppliers based on the volume of raw materials purchased during the quarter. Secondly, the 1999 third quarter cost of sales and gross profit margin were negatively impacted by higher product costs associated with the purchase of certain components from an external source. This purchase was necessary in order to maintain the Company's improved order fill performance to its customers. The necessity to purchase these components resulted from the temporary production issue discussed below and in the Company's two previous Quarterly Reports on Form 10-Q. This production issue has also had a significant effect on the 1999 cost of sales and gross profit margins noted above. As previously reported in the Company's Forms 10-Q, the first quarter of 1999 was negatively impacted by non-recurring costs associated with the conversion and start-up of various production processes. As a result of this conversion, production levels were not at their anticipated levels for the first quarter of 1999. In order to cover first quarter production deficiencies and further improve production levels, additional labor and overhead costs were incurred throughout the second quarter and into the beginning of the third quarter of 1999. These additional costs were necessary in order to raise production levels up to the point where order fill performance could be, and was, further improved in the second and third quarters. In addition, due to the tight labor market in the local area, the Company experienced unplanned employee turnover during the first three quarters of 1999, which has contributed to the production efficiency issue. Having addressed the production concerns from earlier in the year, the Company is now aggressively addressing the further concerns associated with its conversion to cellular manufacturing methods and the concurrent development within the workforce. Cellular manufacturing refers to a discipline of arranging the workflow in such a manner as to minimize or eliminate any waste of materials or labor. With production now at the level necessary to provide acceptable order fill to its customers, the Company does not expect to incur significant costs in the future in order to maintain these production and order fill levels. The Company intends to further elevate its production capabilities as it continues the implementation of cellular manufacturing methods and as it integrates the changes necessary to support and sustain an efficient workforce.

1998 Compared to 1997

Cost of sales in the third quarter of 1998 increased $513,479, or 8.6%, from the third quarter of 1997. For the first nine months of 1998, cost of sales increased $2,019,883, or 10.9%, from the first nine months of 1997. The increased cost of sales reflected the corresponding increase in net sales. The gross profit margin on net sales decreased for the third quarter of 1998, from 32.2% in the third quarter of 1997, to 29.7%. For the first nine months of 1998, gross margins also decreased, from 31.9% for the first nine months of 1997, to 31.1%. The decreases in the gross profit margins for both periods noted were the result of a sales mix change. The Company maintained a significant increase in export piston ring activity throughout 1998. The export piston ring sales market has traditionally generated a lower gross profit margin than domestic sales, due to the higher level of operating expenses that are required to service the export sales volume. This item, when combined with a lower relative increase in domestic aftermarket piston ring sales and a slight reduction in private brand sales during the third quarter of 1998, resulted in decreased gross profit margins for both the third quarter and nine-month periods in 1998. In addition, during the third quarter of 1998, there was an increase in certain product-driven distribution and support operating costs that are included in cost of sales. This too had the effect of reducing the gross profit margins for the third quarter and nine months ending September 30, 1998, in comparison to the same periods in 1997.

OPERATING EXPENSES

1999 Compared to 1998

Total operating expenses for the third quarter of 1999 decreased $66,105, or 3.0%, from the third quarter of 1998. For the first nine months of 1999, total operating expenses decreased $339,917, or 4.9%, from the first nine months of 1998. Advertising costs for the third quarter of 1999 decreased $5,508, or 11.0%, from the third quarter of 1998. For the first nine months of 1999, advertising costs decreased $40,955, or 17.0%, from the first nine months of 1998. These decreases reflect a reduction in advertising support costs in 1999, combined with the inclusion, in 1998, of a biannual customer service tips manual. Selling costs for the third quarter of 1999 decreased $4,932, or 0.7%, from the third quarter of 1998. Selling costs for the first nine months of 1999 decreased $80,177, or 3.5%, from the first nine months of 1998. These decreases reflect a decrease in various volume-driven selling support costs, partially offset by a slight increase in salesmen's travel and sales promotion costs. General and administrative costs for the third quarter decreased $55,665, or 3.9%, from the third quarter of 1998. For the first nine months of 1999, general and administrative costs decreased $218,785, or 5.0%, from the first nine months of 1998. These decreases reflect the inclusion in 1998 of approximately $50,000 of severance costs related to staffing reductions, combined with a reduction, in 1999, of certain personnel support costs.

1998 Compared to 1997

Total operating expenses for the third quarter of 1998 decreased $140,363, or 6.0%, from the third quarter of 1997. For the first nine months of 1998 total operating expenses decreased $73,042, or 1.0%, from the first nine months of 1997. Advertising costs for the third quarter of 1998 declined $57,109, or 53.2%, from the third quarter of 1997. This decrease reflected the absorption of biannual product catalog expenses in 1997, combined with a decrease in cooperative advertising costs during the third quarter of 1998. Advertising costs for the first nine months of 1998 decreased $66,197, or 21.6%, from the same period in 1997, reflecting the effects of the aforementioned items. Selling expenses for the third quarter of 1998 decreased $31,447, or 4.2%, from the third quarter of 1997. This decrease was primarily the result of reductions in various sales personnel expenses. Selling costs for the first nine months of 1998 increased $29,474, or 1.3%, from the same period in 1997. This was primarily due to an increase in volume-driven agency commissions, combined with a slight increase in sales promotion expense. General and administrative costs for the third quarter of 1998 decreased $51,807, or 3.5%, from the third quarter of 1997. This decrease reflects the inclusion, in 1997, of costs associated with the completion of the restructuring of the Company's Canadian subsidiary, combined with a decrease in various salaried personnel costs during the third quarter of 1998. General and administrative costs for the first nine months of 1998 decreased $36,319, or 0.8%, from the same period in 1997. This decrease reflects the inclusion of the aforementioned 1997 restructuring costs, combined with cost savings that were attained in 1998 as a result of the amendment to the postretirement benefit plan in the second quarter of 1997. These reductions were offset in part by slight increases in various salaried personnel expenses and in the accounts receivable allowance for possible losses.

OTHER EXPENSES

1999 Compared to 1998

Other expenses netted to $148,401 for the third quarter of 1999, compared to a net expense of $92,958 for the third quarter of 1998. For the first nine months of 1999, these expenses netted to $407,708, compared to net expense of $295,550 for the first nine months of 1998. These increases reflect a higher interest expense on the Company's long-term debt associated with the restructuring of its debt obligations in late August of 1998, as detailed in the Company's previous reports. The other net expense for the first nine months of 1999 also reflects the gain on sale of obsolete plant equipment.

1998 Compared to 1997

Other expenses netted to $92,958 for the third quarter of 1998, compared to $137,121 for the third quarter of 1997. For the first nine months of 1998, these expenses netted to $295,550, compared to a net expense of $367,089 for the first nine months of 1997. Interest costs declined, reflecting the normal amortization of the Company's long-term debt obligations, offset slightly by an increase in the interest expense associated with increased short-term borrowings. The increase in short-term borrowings reflects the increased working capital requirements that were driven by the net sales increase. As previously noted, the Company restructured its debt obligations in late August of 1998. The debt restructuring had a minimal effect on the interest expense amounts noted for both the third quarter and nine-month periods of 1998. The interest income totals reflect the income derived from the funds generated by the filter operations sale that were held in escrow through September of 1998.

TAXES ON INCOME

The 1999 and 1998 effective tax rates of 40.8% and 42.3%, respectively, are higher than the domestic statutory rate due primarily to the impact of various state income taxes and the impact of a higher statutory rate applicable to the earnings of the Company's Canadian subsidiary. The 1998 rate was also affected by an adjustment arising from the filing of a prior year's amended tax return.

As of September 30, 1999, the Company recorded net deferred income tax assets of $6,927,564. The major components of those assets are the tax effects of the net operating loss carryforwards and accrued retirement and postretirement benefit obligations. The realization of this recorded benefit is dependent upon the generation of future taxable income. Management believes it is more likely than not that adequate levels of future taxable income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations and the remaining net deductible temporary differences.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements continue to be for operating expenses such as labor costs and raw materials, and for funding capital expenditures and long-term debt service. Historically, the Company's primary sources of cash have been from operations and from bank borrowings to fund its growth and operating needs. Total short-term lines available to the Company as of September 30, 1999 totaled $5,200,000, of which $1,800,000 was unused.

During the first nine months of 1999, the Company generated $308,247 of net cash from operating activities. The realized net income and depreciation, combined with decreases in accounts receivable, other assets and deferred income taxes, were partially offset by an increase in inventories and decreases in accounts payable and accruals and the postretirement benefit obligation. The decrease in accounts receivable reflects the timing of customer sales and related payment terms associated with those sales. The decrease in other assets is due to the reduction of the prepaid pension asset through the recognition of the expected pension expense for 1999. The decrease in the net deferred income tax asset is the result of the partial utilization of the tax net operating loss carryforward based on earnings for the first nine months of the year. The increase in inventories reflects the Company's efforts toward having sufficient product on hand in order to maintain adequate order fill for its customers. The decrease in accounts payable and accruals reflects the payment of several large accruals in the first nine months of 1999 related to compensation, workers' compensation insurance and general accounts payable. The investing activities for the first nine months of 1999 reflect a decreased requirement for new capital equipment, as the Company begins to finalize its transition into a cellular manufacturing environment. The third quarter capital expenditures increased $312,412 from the first half of the year, reflecting the investment in several pieces of plant equipment that are necessary to support a cellular manufacturing environment. The 1998 investing activities also reflect the proceeds from the sale of obsolete plant equipment. The financing activities for the first nine months of 1999 reflect the working capital requirements that were primarily needed to fund the operating activity items noted above. The financing activities also reflect the amortization of the Company's long-term debt obligation that resulted from the adoption of a new long-term debt agreement with the Company's primary lender in late August of 1998. The details of that agreement have been disclosed in certain of the Company's prior reports.

During the first nine months of 1998, the Company used $2,246,087 of net cash for operating activities. The realized net income, depreciation, and decreases in deferred income taxes were offset by increases in accounts receivable, inventories and other assets, and a decrease in the periodic postretirement benefit obligation. The decline in the deferred income tax asset was the result of the partial utilization of the tax net operating loss carryforward. The increased accounts receivable and inventories reflect the additional working capital requirements that were necessary to support the higher sales level. The increase in other assets primarily reflect the prepaid pension asset of $2,675,688 that was generated when the Company funded the defined benefit plans to specified limits. As such, it did not have a direct effect on operations during the first nine months of 1998. Excluding this item, net cash generated from operating activities amounted to $429,601. The investing activities for the first nine months of 1998 reflect a slight decrease in capital expenditures from $1,300,416 in the first nine months of 1997, to $1,010,120. Investing activities also reflect the September 1998 release of escrow funds relating to the 1995 sale of the Company's filter operations. These funds were subsequently used to reduce short-term notes payable. Financing activities for the first nine months of 1998 reflect the increased reliance on short-term borrowings to help satisfy increased working capital needs. Financing activities also reflect the proceeds from the new long-term debt agreement, and the subsequent utilization of those proceeds to pay down short-term and long-term debt.

As noted throughout the above discussion, the Company has experienced several events during the first nine months of 1999 that have negatively affected its cash flow. The decline in net sales and the resulting decline in net income are viewed as temporary in nature, and the Company expects this trend to reverse itself during the fourth quarter of this year. The production issues described above are considered to be non-recurring in nature. As a result, the Company anticipates that results of operations (which should be subject to minimal current cash outflows for U.S income taxes due to utilization of the net operating loss carryforwards), in combination with the balancing of available short-term lines of credit with its operations, will generate cash flows sufficient to fund the Company's working capital, capital outlays and dividend needs through the remainder of 1999.

As explained more fully in Note 4 to the financial statements included in this Quarterly Report on Form 10-Q, the Company currently is in discussions with legal counsel for its retired union workers over cost-sharing of healthcare benefits.

SUBSEQUENT EVENT

On October 4, 1999, the Company entered into a Joint Venture Agreement with Intraco Corporation. Pursuant to the Joint Venture Agreement, the parties formed a new limited liability company, Casite Intraco, L.L.C., the primary business of which is to be the development, marketing and global distribution of automotive related additives under the existing Casite tradename. A copy of the Joint Venture Agreement was attached to the Company's Form 8-K filed on October 7, 1999. The Company expects that this Joint Venture will have a nominal effect on the Company's statement of operations for the remainder of 1999.

NEW ACCOUNTING STANDARDS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued in June 1998, and amended in June 1999 to delay the required implementation date, requires companies to recognize all derivatives contracts as either assets or liabilities on their balance sheets and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

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

YEAR 2000 READINESS DISCLOSURE

The Year 2000 (Y2K) issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year. Any of the Company's computers, computer programs, manufacturing and administrative equipment or products that have date-sensitive software or embedded computer chips may recognize a date using "00" as the year 1900 rather than the year 2000. If any of the Company's systems that have date-sensitive software or chips use only two digits, system failures or miscalculations may result and cause disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

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

Internally, this committee evaluated the general operating systems for the Company as well as its security systems, telecommunications networks, manufacturing equipment and internal personal computer (PC) operations. Through the second half of 1996 and much of 1997, the Company utilized the services of an outside consultant, as well as its internal resources, to convert its computer system to be Y2K compliant. As of December 31, 1998, the Company's core operating system and applications, its PC operating systems and the majority of its PC applications were believed to be compliant. The remaining PC applications are expected to be compliant by late-1999, pending installation of the next software release or upgrade as needed. The Company has completed its testing of manufacturing equipment with no perceived Y2K exposure. During the second quarter of 1999 the Company coordinated live tests of its operating systems for Y2K compliance. Those tests were greatly enhanced by the availability of a full parallel hardware and software system, as the Company converted to an upgraded model of its central computer system. The upgrade was not, however, necessary for Y2K compliance. Results of those tests have been favorable with no Y2K sensitive issues encountered. Incremental costs related to the Y2K project, primarily consisting of expenses related to the consultant, approximated $120,000 through 1998 with $10,000, $80,000 and $30,000 charged to operating expenses as incurred in 1998, 1997 and 1996, respectively. No incremental costs have been incurred during 1999. Internal costs, which are not incremental in nature, have not been tracked by the Company. The Company does not expect that future costs to be incurred to complete Y2K compliance and testing procedures, which are primarily related to direct Company personnel, will be material.

With the inception of the committee in 1996, the Company began to focus externally as well. The committee identified suppliers of products and services deemed to be critical to the Company's operations as well as customers deemed to have the greatest Y2K exposure (i.e., those who use EDI communications). The Company has coordinated via surveys with these key contacts. While the Company cannot guarantee Y2K compliance by its key suppliers and customers, and in most cases will be relying on statements from outside vendors without independent verification, preliminary results indicate that these key suppliers and customers are aware of the issues and are working to assure their compliance before the year 2000. At this time, the Company is not aware of any key suppliers or customers who will not be Y2K compliant by the year 2000. The Company's next steps will be to update the solicitation of key customers, obtain more detailed information from certain key suppliers and customers and follow-up with those companies who did not respond to the original surveys. Pending the completion of these procedures, and prior to year-end, the Company intends to prepare a contingency plan that will specify what exposures it still perceives and what it plans to do if it or important external companies or other entities are not Y2K compliant in a timely manner.

Assessments that the Company is or will be Y2K "compliant" or "ready" are necessarily statements of belief as to the outcome of future events, based in part on information provided by third parties that the Company has not independently verified.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that describe the Company's plans, objectives, goals, expectations or projections. These forward-looking statements are identifiable by words or phrases indicating that the Company or management "expects," "anticipates," "projects," "plans" or "believes" that a particular occurrence "may result" or "will likely result" or that a particular event "may occur" or "will likely occur" in the future, or similar statements. In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, there were many important factors that could cause actual results to be materially different from the Company's current expectations.

Anticipated future sales are subject to competitive pressures from many sources. As an example, future sales could be affected by consolidation within the automotive replacement parts industry, whereby the Company could lose sales due to a competitor purchasing all of the assets of a current customer of the Company. Future sales could also be affected by current and future political and economic factors in the foreign markets where the Company conducts business.

Cost of sales and operating expenses may be adversely affected by unexpected costs associated with various issues. For example, future cost of sales could be affected by unexpected expenses related to the future maintenance of a cellular manufacturing environment. Future operating expenses could be adversely affected, for example, by such items as unexpected large claims within the Company's self-funded group health insurance plan, or bad debt expenses related to deterioration in the credit worthiness of a customer.

The Company's estimated costs and completion dates for addressing Y2K issues, as well as the estimated potential effects on the Company's business operations arising from Y2K issues, are based upon management's best estimates. These estimates were derived using numerous assumptions with respect to future events. Actual results could differ materially from those anticipated if there are greater than expected disruptions or costs experienced by the Company or its customers or suppliers in connection with Y2K, including unanticipated delays in correcting Y2K problems; the interruption of electronic or telephone communications; the interruption in banking or commercial payment systems; the failure of utilities; or other factors. Accordingly, there can be no guarantee that the Company's estimates will be achieved.

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

	4(b)	First Amendment to Amended and Restated Letter Agreement, dated November 11, 1999 between Hastings Manufacturing Company and Bank One, Michigan (formerly NBD Bank).

4(c)

Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(d)

Commercial Line of Credit Agreement and Note, dated as of January 23, 1998, between Hastings Manufacturing Company and Hastings City Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

	4(e)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-K filed with the Securities and Exchange Commission on February 15, 1996, is here incorporated by reference.

4(f)

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

HASTINGS MANUFACTURING COMPANY

Date: November 15, 1999	/s/Monty C. Bennett
Monty C. Bennett
Its Vice-President, Employee
Relations, Secretary and Director

Date: November 15, 1999	/s/Thomas J. Bellgraph
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

4(b)	First Amendment to Amended and Restated Letter Agreement, dated November 11, 1999 between Hastings Manufacturing Company and Bank One, Michigan (formerly NBD Bank).

4(c)

Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(d)

Commercial Line of Credit Agreement and Note, dated as of January 23, 1998, between Hastings Manufacturing Company and Hastings City Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(e)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-K filed with the Securities and Exchange Commission on February 15, 1996, is here incorporated by reference.

4(f)

Confirmation, dated as of March 12, 1996, regarding an interest rate collar transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1996, is here incorporated by reference.

27	Financial Data Schedule