Form 10-K
period 1999-12-31
HASTINGS MANUFACTURING CO
filed 2000-03-30
CIK 46109

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended December 31, 1999
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________.

Commission File Number 1-3574

HASTINGS MANUFACTURING COMPANY
(Exact name of registrant as specified in its charter)

Michigan (State of incorporation)	38-0633740 (I.R.S. Employer Identification No.)

325 North Hanover Street Hastings, Michigan (Address of principal executive offices)	49058 (Zip Code)

Registrant's telephone number, including area code: (616) 945-2491

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $2.00 par value	American Stock Exchange

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

Aggregate market value of voting stock of Registrant held by non-affiliates as of March 20, 2000 was $2,667,552.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 20, 2000:

Common Stock - $2 par value	760,766 Shares

Documents and Information Incorporated by Reference

Part III, Items 10, 11, 12 and 13	Proxy Statement for Annual Meeting to be held May 9, 2000

PART I

Item 1.	Business.

                Hastings Manufacturing Company (the "Company") is a Michigan corporation organized in 1929 with its headquarters and U.S. manufacturing facilities in Hastings, Michigan.

                The Company is primarily a manufacturer of piston rings for automotive and light duty truck applications for the replacement market. In addition, some of the Company's piston ring products are produced for original equipment applications. To a lesser extent, the Company packages and sells automotive mechanics' specialty tools and additives for engines, transmissions and cooling systems. Prior to October 4, 1999, the Company directly administered and sold those additives. Effective that day, the Company entered into a joint venture agreement for the marketing of those additive products worldwide. In addition, all of the Company's products are currently sold in Canada where they are produced and/or packaged and distributed by the Company's Canadian subsidiary, Hastings, Inc., located in Barrie, Ontario. Effective in early 1999, that facility became responsible for all specialty tool packaging and distribution throughout the Canadian, U.S. and other foreign markets reflecting the most efficient management of that product offering.

                The Company distributes its replacement products through numerous auto parts jobbers and warehouse distributors in the U.S. and Canada. These products are also distributed nationally and internationally through numerous large-scale engine rebuilders and various retailer outlets. The Company now distributes the majority of its export sales on a country direct basis. Prior to early 1997, international sales had been primarily distributed through one U.S. based customer.

                Fiscal 1997 was a critical year for the Company as it returned to profitability for the first full year period since 1994. The Company built upon that success through the 1998 fiscal year, fueled by added sales growth and a continued commitment to control its operating costs. The Company made several significant operating changes in its way of conducting business through that period. During 1997, for instance, the Company made substantial progress in expanding its overseas distribution channels on a country direct basis. By the close of 1997, the Company had contracted new distribution in Australia, South Africa, the Middle East, Israel, Puerto Rico, and South America. The maturity of several of those markets contributed to the overall sales gain that the Company achieved in 1998. Conversely, a softening in some of those markets in 1999 contributed to the net sales decline reported for 1999. Indications through early 2000 are favorable that those markets will approach their 1998 levels.

                The manufacturing demands required to support the 1998 sales increase revealed certain operating constraints within the Company's manufacturing capabilities. As a result, the Company experienced a period of product shortages through the latter half of 1998. In response to those pressures, the Company began the implementation of lean manufacturing principles, including the conversion to a cellular approach for some manufacturing processes. (Lean manufacturing refers to a discipline of arranging the workflow in such a manner as to minimize or eliminate any waste of materials or labor.) This conversion is expected to result in production efficiencies through both reduced product lead times and capacity improvements. While this conversion process will continue through mid-2000, early results from this conversion are encouraging.

                During 1999, the Company faced multiple challenges as it began the lean manufacturing implementation. That conversion did not proceed without some costs in time and efficiencies. Despite that impact, the Company was able to overcome the product shortages experienced in the latter half of 1998 and improve its order fill performance. The Company remains committed to the lean manufacturing conversion with its related operating cost advantages. As noted, the Company consolidated its specialty tool operations at the Canadian subsidiary's facility in early 1999. In addition, that subsidiary enhanced its distribution capabilities in the Canadian automotive aftermarket throughout the year. That organization has now begun to distribute and administer products from other U.S. based suppliers into the Canadian market. Those products complement the Company's current piston ring offering as to both distribution channels and customer base. Revenues from that activity, recognized as a commission amount only, are expected to increase as those complementary products expand. Also, as noted above, the Company entered into a joint venture agreement in October 1999 for the purpose of expanding its additives offerings through both increased global market penetration and a significant increase in the product offering under the "Casite" brand name. There was no impact from that relationship through 1999. The additional product offerings should become available in mid-2000.

                Beginning in 1996, and carrying over to 1997, the Company made substantial strides in its quality and business control operations. The Company's commitment to these initiatives was rewarded with QS-9000 and ISO-9002 quality registrations in July 1997. In February 1999, following several successful follow-up audits, the Company was recommended for upgrade to ISO-9001, thus giving recognition to its product design capabilities.

                The market for the Company's products is highly competitive. The Company has two principal competitors in the piston ring market. The principal methods of competition in the industry are price, service, product performance and product availability. The Company ranks among the three largest domestic producers of replacement piston rings.

                Among the Company's trade names used in marketing its products are "Hastings" and "Flex-Vent," which are registered trademarks in the United States and many foreign countries. The "Casite" trademark, used by the Company in the past for its additives line, has been transferred to the joint venture described above for use in its operations. The Company also holds a number of patents and licenses. In the opinion of management, the Company's business generally is not dependent upon patent protections.

                The Company ships orders to customers within a short period, ordinarily one week or less from the time orders are received. Accordingly, backlog is not significant in the Company's business and the Company does not keep separate figures of backlog. The Company's sales have limited seasonal fluctuations.

                None of the practices of the Company or the industries in which it operates create any unusual working capital requirements that would be material to an understanding of the Company's business taken as a whole.

                The Company's sales are made to many customers and are not dependent upon a single customer or a few customers. As stated in Note 11 to the Consolidated Financial Statements (included in Item 8), net sales to one customer (Chrysler Corporation), however, represented approximately $4,242,000, $3,874,000 and $3,180,000 of the Company's consolidated sales for 1999, 1998, and 1997 respectively.

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

                The Company and its subsidiaries have a total employment of 442 employees. Employee relations at all of the Company's plant locations are considered to be satisfactory.

                While the Company maintains operations in Canada, there are no unusual risks attendant to the Company's foreign operations. The Company's products are sold worldwide. Financial information regarding the Company's geographic sales and long-lived assets is included in Note 11 to the Consolidated Financial Statements contained in Item 8 below.

Item 2.	Properties.

                The general offices and manufacturing and distribution plant, which produces and distributes piston rings, are owned by the Company and are located at 325 North Hanover Street, Hastings, Michigan. This facility consists of approximately 260,000 square feet of production space, 154,000 square feet of available warehouse area, and 35,000 square feet of office area.

                The Company's wholly owned Canadian subsidiary, Hastings, Inc., located in Barrie, Ontario, owns and operates manufacturing and warehouse facilities for piston rings, additives, and mechanics' specialty tools and for the distribution of products for other U.S. based suppliers into the Canadian market. This facility includes approximately 65,000 square feet of production and warehouse space and 4,000 square feet of office space.

                As of year-end, production levels within the Company's Hastings, Michigan facility were near 70% of capacity.

Item 3.	Legal Proceedings.

                As a result of the Company's amendment of its postretirement benefit plans, as discussed in Note 6 to the Consolidated Financial Statements (included in Item 8), the Company's retirees filed a class action lawsuit in the Western District of Michigan on January 24, 2000, under the Employee Retirement Income Security Act of 1974 (ERISA) and the Labor Management Relations Act of 1947 (LMRA). The suit alleges that the Company denied retirees and their dependents certain health insurance benefits to which the retirees have "vested" rights pursuant to the terms of the Company's collective bargaining agreements (1964 to the present). Specifically, the retiree class disputes the increase in their health insurance deductibles, the elimination of their prescription drug card and the requirement that they pay a portion of their health insurance premiums. The Company has denied any wrongdoing in this suit, and intends to defend it and any related class certification vigorously. However, because the lawsuit is in its very early stages, the Company's ultimate chances of success are uncertain. If the retirees prevail, the Company anticipates that a requirement to provide postretirement benefits at the pre-amendment level would have a material adverse effect on the future financial position, results of operations and cash flows of the Company. The case is scheduled for trial on June 18, 2001.

                In the normal course of business, the Company is a named party in various environmental matters, as well as routine litigation incidental to its business. In the opinion of management, disposition of these items will not have a material impact on the results of operations or financial condition of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

                No matter was submitted during the fourth quarter of 1999 to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for the Registrant's Common Equity and Related Shareholder Matters.

                The Company's common stock is traded on the American Stock Exchange (ticker symbol HMF). On March 20, 2000, there were 760,766 outstanding shares and the approximate number of record shareholders was 271.

                High and low sales prices and cash dividends, per quarter, are as set forth below. All results have been adjusted to reflect the two-for-one stock split as discussed in Note 8 to the Consolidated Financial Statements in Item 8 below.

	1999			1998
	Stock Price		Cash Dividends	Stock Price		Cash Dividends
	High	Low	Paid	High	Low	Paid
First Quarter	$21	$16	$.08	$24-1/2	$19-7/8	$.075
Second Quarter	16-1/8	13.08		24-3/4	22-3/4	.08
Third Quarter	13-5/8	11-13/16	.08	23	20-3/4	.08
Fourth Quarter	11-7/8	8.08		20-3/4	16-1/2	.08

                The Company expects to continue its policy of paying regular quarterly dividends, although this policy is dependent upon future earnings, capital requirements, and financial condition. In addition, cash dividends are restricted in accordance with the Company's loan agreements as described in Note 4 to the Consolidated Financial Statements included in Item 8 below. Unrestricted retained earnings under the agreements amounted to $2,529,014 at December 31, 1999.

                The Company made no unregistered sales of any of its securities during 1999.

Item 6.	Selected Financial Data.

	1999(2)	1998	1997	1996(3)	1995(4)
Net Sales	$36,596,260	$38,752,104	$35,574,954	$39,408,610	$63,228,312
Net Income (Loss)	326,770	1,730,427	955,233	(884,843)	(3,023,180)
Basic and Diluted
Earnings (Loss) per Share(1)	.42	2.24	1.24	(1.15)	(3.93)
Long-Term Debt	3,660,000	4,620,000	565,625	2,028,125	3,490,625
Total Assets	35,662,817	36,188,500	33,390,331	34,454,989	37,547,568
Dividends per Share(1)	.32	.315	.25	.20	.20
Average Shares Outstanding:(1)
Basic	775,046	771,496	768,516	768,516	768,516
Diluted	775,046	772,694	768,680	768,516	768,516

(1)

Average shares outstanding and the related per share results have been adjusted to reflect the two-for-one stock split discussed in Note 8 to the Consolidated Financial Statements included in Item 8 below.

(2)	Reference is made to Note 7 to the Consolidated Financial Statements included in Item 8 below for disclosure of an uncertainty regarding the outcome of a lawsuit filed on January 24, 2000.

(3)	The 1996 data includes non-recurring restructuring and relocation costs totaling $819,900.

(4)	The 1995 data includes the effects of the sale of filter operations and the subsequent realignment of the organizational structure to a smaller size.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

                For the year ended December 31, 1999, the Company generated net income of $326,770 compared to net income of $1,730,427 in 1998. This decreased profitability was the result of various factors, each of which is more fully described below. These factors include a decrease in net sales in 1999 of 5.6%; a decrease in the gross profit margin, which was primarily impacted by non-recurring costs associated with the conversion and start-up of various production processes; and an increase in other expenses, which was driven by higher interest costs associated with the 1998 restructuring of long-term debt. These negative factors were offset slightly by a reduction in total operating expenses, reflecting the Company's continued efforts to control these expenses.

                While, as discussed below, net sales, operating expenses and other expenses were relatively comparable between fourth quarter 1999 and 1998, fourth quarter 1999 cost of sales increased by $805,893, or 14.5%. The increase in cost of sales was primarily due to increased workers' compensation costs combined with an increase in cast iron costs. The cost of sales increase is the primary cause of the fourth quarter pre-tax loss of $38,010 compared to 1998 fourth quarter pre-tax income of $706,598, a change of $744,608. The 1999 fourth quarter net loss was $37,010 compared to net income of $531,598 for the comparable period in 1998.

                As disclosed in Note 1 to the Consolidated Financial Statements, in October 1999 the Company formed a 50/50 joint venture company for the purpose of expanding its additives offerings through both increased global market penetration and an expansion of the product offerings under the "Casite" name. The additional product offerings are expected to become available in mid-2000. While the Company is optimistic regarding the future opportunities relative to the expansion of the additives business, it is not expected to have a significant impact on 2000 operations.

RESULTS OF OPERATIONS

NET SALES

1999 Compared to 1998

                Net sales for 1999 decreased $2,155,844, or 5.6%, from $38,752,104 in 1998 to $36,596,260. The decrease in net sales primarily reflects a decline in the Company's export volume. The export volume was negatively affected by specific political and economic factors in the foreign countries where the Company conducts business, combined with the effects of realigning the distribution channel within one of the Company's major foreign markets. The net sales decrease also reflects slight reductions in volume in the Company's domestic aftermarket and private brand and original equipment markets, offset by a sales increase in the Canadian aftermarket.

                Net sales were relatively flat in the fourth quarter of 1999 in comparison to the same period in 1998.

1998 Compared to 1997

                Net sales for 1998 increased $3,177,150, or 8.9%, from 1997. The increase reflected growth in the Company's domestic aftermarket, private brand and export markets. Growth in the domestic aftermarket reflected the Company's increased focus on that aspect of the piston ring market. Growth in the private brand area was the result of increased volume to several major customers. The increase in the export area reflected the success of the on-going development of the Company's country direct export efforts.

COST OF SALES AND GROSS PROFIT

1999 Compared to 1998

                Cost of sales for 1999 increased $341,351, or 1.3%, from $26,094,399 in 1998 to $26,435,750. This increase, along with the noted decrease in net sales, resulted in a gross profit margin decrease to 27.8% in 1999 from 32.7% in 1998. The increase in cost of sales and decrease in the gross profit margin are the result of several factors. During 1999, the Company's cost of sales was negatively impacted by non-recurring costs associated with the conversion and start-up of various production processes. As a result of this conversion, productivity levels were not at their anticipated needs. In order to cover these production deficiencies and further improve production levels, additional labor and overhead costs were incurred throughout 1999. These additional costs were necessary in order to raise production levels up to the point where customer order fill performance could be, and was, improved in 1999. In addition, due to the tight labor market in the local area, the Company experienced unplanned employee turnover in 1999, which also negatively affected the production efficiency issue. The Company aggressively addressed these issues throughout 1999, and is now focusing on further elevating its production capabilities as it continues the implementation of lean manufacturing methods. Lean manufacturing refers to a discipline of arranging the workflow in such a manner as to minimize or eliminate any waste of materials or labor. The Company is likewise evaluating the changes necessary to support and sustain an efficient workforce. These issues had an effect on several of the individual production cost factors for 1999. Material costs remained relatively unchanged from the prior year average with increases in cast iron costs, primarily in the fourth quarter, being offset by reductions in rolled steel costs. Labor costs increased slightly as a result of the collective bargaining agreement, but this increase was offset by less overtime incurred in 1999, in comparison to 1998 when additional overtime was required to meet increased customer demand. While labor costs decreased in total for the year, the decrease was much less than the relative decrease in net sales, thus contributing to the reduced gross profit margin, as discussed above. Overhead costs increased for 1999 as a result of the production issues noted above, and the recognition of increased workers' compensation costs during the fourth quarter upon notification of a retroactive adjustment by the Company's insurance carrier, combined with increased current claims activity. The increase in overhead costs, which are largely fixed in nature, also contributed to the reduced gross profit margin for the year. The net cost component increases were offset slightly by the positive effect of the 1999 liquidation of LIFO inventory layers which was comparable to the 1998 liquidation as disclosed in Note 2 to the Consolidated Financial Statements (approximately $76,000 and $60,600 pre-tax reduction in cost of sales for 1999 and 1998, respectively).

                As previously noted, cost of sales for the fourth quarter of 1999 increased by $805,893, or 14.5%, over the fourth quarter of 1998. The increase was primarily due to an increase in workers' compensation costs combined with an increase in cast iron costs which, by being on the LIFO method of costing for raw materials inventory, were recognized currently in cost of sales. In spite of the increased fourth quarter cost of sales compared to the prior year, the gross profit margin generated in the fourth quarter (28.7%) was higher than the margin reported through the third quarter of 1999 (27.5%), reflecting the Company's initial success in aggressively addressing the above noted production issues.

1998 Compared to 1997

                Cost of sales for 1998 increased $1,809,202, or 7.4%, from 1997. The increase in cost of sales reflected the corresponding increase in net sales. The gross profit margin increased to 32.7% in 1998 from 31.7% in 1997. This increase was primarily due to a decrease in certain raw material costs with overhead costs increasing at a rate lower than the sales increase, given the fixed nature of a large portion of those costs. These decreases were partially offset by increased labor costs. Labor costs increased in 1998 as a result of the collective bargaining agreement, additional overtime required to support increased customer demand and the Company's efforts to significantly reduce the cycle time from customer order to product shipment.

OPERATING EXPENSES

1999 Compared to 1998

                Total operating expenses for 1999 decreased $396,444, or 4.2%, from $9,341,138 in 1998 to $8,944,694. Advertising expenses decreased $49,028, or 15.1%, from the 1998 total. This decrease reflects a reduction in advertising support costs in 1999, combined with the inclusion, in 1998, of a biannual customer service tips manual. Selling expenses increased $135,574, or 4.6%, from the 1998 total. This increase reflects increases in agent-based commissions, salesmen's travel and sales promotion costs, offset by a slight decrease in sales support costs. General and administrative expenses decreased $482,990, or 7.9%, from the 1998 total. This decrease is due to reductions in the provision for doubtful accounts receivable, as discussed below, and salaried personnel costs, offset by slight increases in various administrative support costs. The decrease also reflects the inclusion, in 1998, of approximately $50,000 of severance costs related to staffing reductions.

                Fourth quarter 1999 operating expenses were 2.3% lower than the 1998 total primarily due to increased 1999 agent-based commissions, sales bonuses and workers' compensation costs, as discussed above, being more than offset by a charge relating to two uncollectible accounts receivable in the fourth quarter of 1998.

1998 Compared to 1997

                Total operating expenses for 1998 increased $154,767, or 1.7%, from 1997. Advertising expenses decreased $47,911, or 12.8%, from the 1997 total. This decrease reflected the cost of a biannual product catalog expense in 1997, combined with minor 1998 reductions in cooperative advertising, printed material and various other advertising costs. These reductions were offset slightly by an increase in advertising support staff salaries and the inclusion of the biannual customer service tips manual in 1998. Selling expenses decreased $179,737, or 5.8%, from the 1997 total. This decrease was primarily due to a reduction in various sales personnel expenses, offset slightly by a sales driven increase in agency commissions. General and administrative expenses increased $382,415, or 6.7%, from the 1997 total. This increase was primarily due to an increase in the provision for doubtful accounts receivable, offset by a number of insignificant account decreases. The provision increase, which amounted to $422,500, related primarily to two customer accounts.

OTHER EXPENSES

1999 Compared to 1998

                Other expenses, net for 1999 increased $106,906 over the 1998 net total. This increase primarily reflects the higher interest expense associated with the restructuring of the Company's long-term debt obligations in late August of 1998. Other expenses also reflects the 1998 interest income derived from the funds generated by the filter operations sale held in escrow through September 1998 and the 1999 gain on sale of obsolete plant equipment, which is included in the other, net expense.

                Other expenses, net for the fourth quarters of 1999 and 1998 were comparable.

1998 Compared to 1997

                Other expenses, net for 1998 increased by $5,987 over the 1997 total. Interest expense for 1998 was significantly impacted by the restructuring of the Company's short- and long-term debt obligations in late August of that year. Increased short-term borrowings through late August of 1998 reflected the increased working capital requirements as driven by the net sales increase. The restructuring of the short- and long-term debt resulted in increased long-term debt obligations which resulted in increased interest expense for the fourth quarter, and year end, of 1998. The interest income reflects the income derived from the escrowed filter sale funds.

TAXES ON INCOME

                The impact of income taxes on the reported results of the Company is detailed in Note 9 to the Consolidated Financial Statements. The 1999, 1998 and 1997 effective tax rates of 43.3%, 37.9% and 39.4%, respectively, are higher than the statutory federal tax rate of 34.0% due primarily to the impact of state income taxes and certain nondeductible expenses. The 1999 effective tax rate was also affected by the increase in the valuation allowance related to foreign tax credits that are expected to expire unutilized in 2000.

                As of December 31, 1999, the Company recorded net deferred income tax assets of $6,979,345. The major components include the tax effect of net operating loss carryforwards of $1,392,619 and net accrued retirement and postretirement benefit obligations totaling $4,849,520. The realization of these recorded benefits is dependent upon the generation of future taxable income.

                The net operating loss carryforwards fully expire in 2010, 2011, 2012 and 2019, if not previously utilized. Management has prepared projections of taxable income for future years indicating that the cumulative net operating loss is expected to be fully utilized by late 2001.

                The Company further expects to be able to realize the deferred tax assets related to the retirement and postretirement benefit obligations as it pays these benefits. Such payments will constitute an expense that is deductible for tax reporting purposes over many future years. During each of the ten years prior to when the recent net operating loss carryforwards arose, the Company has been able to deduct these benefits for tax reporting purposes and reduce its tax liability accordingly. As a result of the 1997 plan amendment to the retiree medical plan as discussed in Note 6 to the Consolidated Financial Statements, current tax deductible payments are expected to exceed the annual expense recognition for financial reporting purposes, thus accelerating the absorption of the future periods' tax benefit.

                Management believes that it is more likely than not that adequate levels of future income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations and the remaining net deductible temporary differences. In addition, based upon projected foreign source income, management believes that it is more likely than not that the foreign tax credits, net of the valuation allowance at December 31, 1999, will be utilized prior to their expiration.

LIQUIDITY AND CAPITAL RESOURCES

                The Company's primary cash requirements continue to be for operating expenses such as labor costs and raw materials, and for funding capital expenditures and long-term debt service. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. Subsequent to December 31, 1999, the Company entered into an agreement with its primary lender to amend the terms of its short- and long-term debt obligations. The amendment increases the short-term line available to the Company from $3,000,000 to $3,500,000. The amendment also modifies the payment schedule of the Company's long-term debt obligation, and provides the primary lender with a security position in certain assets of the Company, as detailed in Note 12 to the Consolidated Financial Statements. As a result of this amendment, and based on an anticipated improvement in profitability, the Company expects to generate sufficient future funds from operations and bank borrowings to fund its growth and operating needs. Total short-term lines available to the Company as of December 31, 1999 totaled $5,200,000, of which $1,200,000 was unused. This increased to $5,700,000 and $1,700,000, respectively, with the amended loan agreement. In an effort to minimize its floating rate debt exposure, the Company is a party to an interest rate swap agreement essentially fixing the interest rate on that debt within a small range. The rate will fluctuate within 7.45% to 7.95% depending upon certain Company performance parameters. As of December 31, 1999, the "fixed" rate on those borrowings was 7.95%.

                During 1999, the Company generated $1,112,546 of net cash from operating activities. The realized net income and depreciation, combined with decreases in accounts receivable, prepaid pension cost and deferred income taxes, were partially offset by increases in inventories and decreases in accounts payable and accruals and the postretirement benefit obligation. The decrease in accounts receivable reflects the timing of customer sales and related payment terms associated with those sales.

The decrease in the prepaid pension cost reflects the recognition of pension expense for 1999. The decrease in the net deferred income tax asset reflects the reduction of several deferred tax items, partially offset by the deferred tax effect of the 1999 net operating loss for tax purposes. The increase in inventories reflects the Company's continued efforts toward having sufficient product on hand in order to maintain adequate order fill for its customers. The decrease in accounts payable and accruals primarily reflects the reduction in the compensation accrual, offset by slight increases in general accounts payable and miscellaneous payables. The decrease in the postretirement benefit obligation reflects the excess of actual postretirement benefits paid over the actuarially determined annual expense. The investing activities for 1999 reflect a decreased requirement for new capital equipment, as the Company moves to finalize its full transition into a lean manufacturing environment. The investing activities also reflect the proceeds from the sale of obsolete plant equipment. The financing activities for 1999 reflect the working capital requirements that were primarily needed to fund the operating activity items noted above. The financing activities also reflect the amortization of the Company's long-term debt obligation.

                On February 10, 2000, the Company announced a common stock repurchase program. The program calls for the repurchase of up to 100,000 shares in the open market. The repurchased stock will be retired. On February 14, 2000, the Company repurchased 30,000 shares. Funds for the repurchase, amounting to approximately $231,000, were borrowed on the Company's short-term line of credit. The Company intends to purchase additional shares of its stock under this program throughout 2000, subject to acceptable levels of cash flows and favorable market conditions.

                In late August 1998, the Company entered into a $6,600,000 long-term debt agreement with its primary lender. This new agreement allowed the Company to take advantage of favorable interest rate conditions. Borrowings under this new long-term debt agreement were used for several purposes including: raising the Company's defined benefit plans to funding levels that would alleviate the payment of the variable rate Pension Benefit Guaranty Corporation (PBGC) premiums; consolidating the remaining long-term debt obligations; and paying down certain short-term notes payable. As a result of this new agreement, the Company's short-term line with its primary lender was reduced from $5,000,000 to $3,000,000. (This amount has subsequently been raised to $3,500,000 per the amended short- and long-term debt agreement as described above).

                During 1998, the Company used $1,192,259 of net cash for operating activities. The realized net income, depreciation and decrease in deferred income taxes, were offset by increases in accounts receivable, inventories, prepaid pension cost and a decrease in the postretirement benefit obligation. The decline in the deferred income tax asset was primarily the result of the additional funding of the Company's defined benefit pension plans, and the partial utilization of the net operating loss carryforwards. The increase in accounts receivable and inventories reflect the additional working capital requirements that were necessary to support the higher sales level. The increase in the prepaid pension cost of $2,675,688 reflects the funding of the Company's defined benefit plans to specified limits. As such, it did not have a direct effect on operations during 1998. Excluding this item, net cash generated from operating activities amounted to $1,483,429. The investing activities for 1998 reflect the Company's commitment to enhancing its production capabilities through the implementation of lean manufacturing principles. Investing activities also reflect the September 1998 release of escrowed funds relating to the 1995 sale of filter operations. These funds were subsequently used to reduce short-term notes payable. Financing activities reflect the increased reliance on short-term borrowings to help satisfy increased working capital needs. Financing activities also reflect the proceeds from the new long-term debt agreement and subsequent utilization of a portion of the proceeds to pay down short- and long-term debt. Dividends paid increased in 1998 due to the improved operating results.

                During 1997, the Company generated net cash of $2,129,643 from operating activities. The realized net income, depreciation and decrease in deferred income taxes were only partially countered by increases in accounts receivable and a reduction in the postretirement benefit obligation. The decline in the deferred income tax asset is the result of the partial utilization of the net operating loss carryforwards, while the postretirement benefit factor reflects, in part, the impact from the modification of the retiree health plan that was effective in April 1997. The majority of the Company's 1997 investing activities reflect capital equipment purchases that the Company utilized to enhance its production capabilities. The financing activities for 1997 reflect a modest decrease in reliance on short-term borrowings combined with the reduction of long-term debt levels through normally scheduled quarterly payments.

                As noted throughout the above discussion, the Company is aggressively addressing the production issues that negatively affected its earnings in 1999. As the Company completes its move toward the adoption of a lean manufacturing environment, it should enhance its ability to further its growth and to generate sufficient cash flow to sustain this growth. The Company will continue to monitor its working capital needs in order to balance its cash and growth demands. At this time, the Company anticipates that operations (which will be subject to minimal current cash outflows for U.S. income taxes due to the utilization of the net operating loss carryforwards), in combination with the balancing of available short-term lines with operations, will generate cash flows that will be sufficient to funds its working capital, capital outlays and dividend requirements through 2000.

LITIGATION CONTINGENCY

                As disclosed in Note 7 to the Consolidated Financial Statements, on January 24, 2000, the Company's retirees filed a class-action lawsuit against the Company as a result of the April 1997 amendment of the Company's postretirement benefit plans. The plans were amended principally to adjust the cost-sharing provisions. The suit alleges that the Company denied class retirees and their dependents certain health insurance benefits to which the retirees had a "vested" right pursuant to the terms of the Company's collective bargaining agreements (1964 to the present). The Company has denied any wrongdoing in this suit, and intends to defend it and any related class certification vigorously. However, due to the fact that this lawsuit is in its early stages, the Company's ultimate success in prevailing against the retirees' charges is uncertain at this time. If the retirees' position prevails, it is anticipated that a requirement to provide postretirement benefits at the pre-amendment level would have a material adverse effect on the future financial position, results of operations and cash flows of the Company. The case is scheduled for trial June 18, 2001.

NEW ACCOUNTING STANDARDS

                SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998, requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

                Historically, the Company has not entered into derivatives contracts for speculative purposes. The Company does periodically enter into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate borrowings. However, the fair value of such derivatives are not significant. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to materially affect its consolidated financial statements.

YEAR 2000 READINESS DISCLOSURE

                The Company experienced no Y2K problems on or after January 1, 2000 and does not anticipate any future material problems related to Y2K. Incremental costs relating to the Company's Y2K readiness project, primarily consisting of expenses related to use of an outside consultant, approximated $120,000 through 1998 with $10,000, $80,000 and $30,000 charged to operating expenses as incurred in 1998, 1997 and 1996, respectively (none in 1999).

FORWARD-LOOKING STATEMENTS

                With the exception of historical matters, the matters discussed in this commentary include forward-looking statements that describe the Company's plans, objectives, goals, expectations or projections. These forward-looking statements are identifiable by words or phrases indicating that the Company or management "expects," "anticipates," "projects," "plans" or "believes" that a particular event "may occur" or "will likely occur" in the future, or similar statements. In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this commentary, there are many important factors that could cause actual results to be materially different from the Company's current expectations.

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

                Cost of sales and operating expenses may be adversely affected by unexpected costs associated with various issues. For example, future cost of sales could be affected by unexpected expenses related to the future maintenance of a lean manufacturing environment. Future operating expenses could also be affected, for example, by such items as unexpected large claims within the Company's self-funded group health insurance plan, increased retiree health insurance claim exposure as a result of an adverse court ruling on the current retiree health issue, or bad debt expenses related to deterioration in the credit worthiness of a customer.

                The foregoing is intended to provide meaningful cautionary statements of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The foregoing should not be construed as an exhaustive list of all economic, competitive, governmental and technological factors that could adversely affect the Company's expected consolidated financial position, results of operations or liquidity. The Company disclaims any obligation to update its forward-looking statements to reflect subsequent events or circumstances.

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

Hastings Manufacturing Company and Subsidiaries
Consolidated Financial Statements
Years Ended December 31, 1999 and 1998
Contents
==================================================

Consolidated Balance Sheets -
December 31, 1999 and 1998	15-16

Consolidated Statements of Income -
Years Ended December 31, 1999, 1998 and 1997	17

Consolidated Statements of Stockholders' Equity -
Years Ended December 31, 1999, 1998 and 1997	18-19

Consolidated Statements of Cash Flows -
Years Ended December 31, 1999, 1998 and 1997	20-21

Notes to Consolidated Financial Statements	22-37

Report of Independent Certified Public Accountants	38

Hastings Manufacturing Company and Subsidiaries
Consolidated Balance Sheets
==================================================

	December 31,
	1999	1998

Assets

Current Assets
Cash	$ 1,011,630	$ 635,773
Accounts receivable, less allowance for
possible losses of $230,000 and $210,000
(Note 12)	4,836,969	5,489,165
Refundable income taxes	30,000	-
Inventories (Notes 2 and 12):
Finished products	9,264,412	8,317,084
Work in process	456,960	660,534
Raw materials	1,727,445	1,620,604
Prepaid expenses and other assets	67,690	75,655
Future income tax benefits (Note 9)	2,124,962	2,395,856

Total Current Assets	19,520,068	19,194,671

Property and Equipment
Land and improvements	654,871	635,692
Buildings	5,369,345	5,275,207
Machinery and equipment (Note 12)	20,273,718	19,503,267

	26,297,934	25,414,166
Less accumulated depreciation	17,762,201	16,411,078

Net Property and Equipment	8,535,733	9,003,088

Prepaid Pension Asset (Notes 4 and 5)	2,359,980	2,675,688

Intangible Pension Asset (Note 5)	376,632	564,949

Future Income Tax Benefits (Note 9)	4,854,383	4,719,637

Other Assets	16,021	30,467

	$35,662,817	$36,188,500

See accompanying notes to consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries
Consolidated Balance Sheets
==================================================

	December 31,
	1999	1998

Liabilities and Stockholders' Equity

Current Liabilities
Notes payable to banks (Notes 3 and 12)	$ 4,000,000	$ 2,300,000
Accounts payable	1,727,611	1,536,612
Accruals:
Compensation	268,543	600,599
Income taxes	61,673	41,294
Taxes other than income	142,239	152,932
Miscellaneous	425,000	300,780
Current portion of postretirement
benefit obligation (Notes 6 and 7)	1,045,756	1,044,175
Current maturities of long-term
debt (Notes 4 and 12)	960,000	1,320,000

Total Current Liabilities	8,630,822	7,296,392

Long-Term Debt, less current
maturities (Notes 4 and 12)	3,660,000	4,620,000

Pension and Deferred Compensation
Obligations, less current portion
(Note 5)	2,394,036	2,604,111

Postretirement Benefit Obligation,
less current portion (Notes 6 and 7)	13,715,222	14,650,755

Total Liabilities	28,400,080	29,171,258

Commitments and Contingencies
(Notes 4, 5, 6 and 7)

Stockholders' Equity (Notes 4, 5 and 8)
Preferred stock, $2 par value,
authorized and unissued 500,000 shares	-	-
Common stock, $2 par value, 1,750,000
shares authorized; 790,766 and
789,526 shares issued and
outstanding	1,581,532	1,579,052
Additional paid-in capital	313,907	338,272
Retained earnings	7,347,532	7,273,410
Accumulated other comprehensive income:
Cumulative foreign currency
translation adjustment	(780,679)	(981,073)
Pension liability adjustment
($1,817,507 and $1,806,695, net of
tax of $617,952 and $614,276,
respectively) (Note 5)	(1,199,555)	(1,192,419)

Total accumulated other comprehensive
income	(1,980,234)	(2,173,492)

Total Stockholders' Equity	7,262,737	7,017,242

	$35,662,817	$36,188,500

See accompanying notes to consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries
Consolidated Statements of Income
==================================================

Year ended December 31,
1999	1998	1997

Net Sales	$36,596,260	$38,752,104	$35,574,954

Cost of Sales	26,435,750	26,094,399	24,285,197

Gross profit	10,160,510	12,657,705	11,289,757

Operating Expenses
Advertising	276,042	325,070	372,981
Selling	3,076,052	2,940,478	3,120,215
General and administrative	5,592,600	6,075,590	5,693,175

	8,944,694	9,341,138	9,186,371

Operating income	1,215,816	3,316,567	2,103,386

Other Expenses (Income)
Interest expense	671,723	571,774	510,322
Interest income	-	(35,982)	(47,062)
Other, net	(32,677)	(3,652)	62,893

	639,046	532,140	526,153

Income before income tax
expense	576,770	2,784,427	1,577,233

Income Tax Expense (Note 9)	250,000	1,054,000	622,000

Net Income	$ 326,770	$ 1,730,427	$ 955,233

Basic and Diluted Earnings
Per Share of Common Stock
(Notes 8 and 10)	$ .42	$ 2.24	$ 1.24

See accompanying notes to consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
==================================================

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total

Balance, January 1, 1997	$ 780,276	$140,206	$5,813,827	$ (1,801,861)	$4,932,448
Comprehensive income:
Net income	-	-	955,233	-	955,233
Other comprehensive income:
Foreign currency
translation adjustment	-	-	-	(139,200)	(139,200)
Pension liability
adjustment (($362,230),
net of tax of ($123,158))
(Note 5)	-	-	-	(239,072)	(239,072)

					(378,272)

Total comprehensive income					576,961
Shares issued under restricted
stock plan, net of shares
forfeited	350	5,582	-	-	5,932
Cash dividends ($.25 per share)	-	-	(195,215)	-	(195,215)
Two-for-one stock split
(Note 8)	780,626	-	(780,626)	-	-

Balance, December 31, 1997	1,561,252	145,788	5,793,219	(2,180,133)	5,320,126
Comprehensive income:
Net income	-	-	1,730,427	-	1,730,427
Other comprehensive income:
Foreign currency
translation adjustment	-	-	-	(230,418)	(230,418)
Pension liability
adjustment ($359,181,
net of tax of $122,122)
(Note 5)	-	-	-	237,059	237,059

					6,641

Total comprehensive income					1,737,068
Shares issued under restricted
stock plan, net of shares
forfeited	17,800	192,484	(3,300)	-	206,984
Cash dividends ($.315 per
share)	-	-	(246,936)	-	(246,936)

Hastings Manufacturing Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
==================================================

Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total

Balance, December 31, 1998	1,579,052	338,272	7,273,410	(2,173,492)	7,017,242
Comprehensive income:
Net income	-	-	326,770	-	326,770
Other comprehensive income:
Foreign currency
translation adjustment	-	-	-	200,394	200,394
Pension liability
adjustment (($10,812),
net of tax of ($3,676))
(Note 5)	-	-	-	(7,136)	(7,136)

					193,258

Total comprehensive income					520,028
Shares issued under restricted
stock plan, net of shares
forfeited	2,480	(24,365)	-	-	(21,885)
Cash dividends ($.32 per share)	-	-	(252,648)	-	(252,648)

Balance, December 31, 1999	$1,581,532	$313,907	$7,347,532	$(1,980,234)	$7,262,737

See accompanying notes to consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries
Consolidated Statements of Cash Flows
==================================================

	Year ended December 31,
	1999	1998	1997

Operating Activities
Net income	$ 326,770	$ 1,730,427	$ 955,233
Adjustments to reconcile net
income to net cash from
(for) operating activities:
Depreciation	1,464,889	1,464,944	1,337,100
Gain on sale of property
and equipment	(42,300)	(1,991)	-
Deferred income taxes	168,000	955,000	591,000
Change in postretirement
benefit obligation	(933,952)	(734,282)	(757,820)
Changes in operating assets
and liabilities:
Accounts receivable	692,292	(420,582)	(291,894)
Refundable income taxes	(30,000)	12,994	51,933
Inventories	(751,144)	(1,434,958)	(37,063)
Prepaid expenses and other
current assets	8,121	(203)	31,656
Prepaid pension cost	315,708	(2,675,688)	-
Other assets	(24,167)	20,274	93,315
Accounts payable and
accruals	(81,671)	(108,194)	156,183

Net cash from (for)
operating activities	1,112,546	(1,192,259)	2,129,643

Investing Activities
Capital expenditures	(919,606)	(2,246,598)	(1,770,302)
Release of filter sale escrow
funds	-	958,517	-
Proceeds from sale of property
and equipment	42,300	7,899	1,299

Net cash for investing
activities	(877,306)	(1,280,182)	(1,769,003)

Hastings Manufacturing Company and Subsidiaries
Consolidated Statements of Cash Flows
==================================================

	Year ended December 31,
	1999	1998	1997
Financing Activities
Proceeds from issuance
of notes payable
to banks	$ 8,500,000	$ 9,500,000	$ 7,850,000
Principal payments on
notes payable to banks	(6,800,000)	(10,600,000)	(7,450,000)
Proceeds from issuance
of long-term debt
to banks	-	6,600,000	-
Principal payments on
long-term debt	(1,320,000)	(2,688,125)	(1,462,500)
Dividends paid	(252,648)	(246,936)	(195,215)

Net cash from (for)
financing activities	127,352	2,564,939	(1,257,715)

Effect of Exchange Rate
Changes on Cash	13,265	(14,897)	(2,536)

Net Increase (Decrease) in Cash	375,857	77,601	(899,611)

Cash, beginning of year	635,773	558,172	1,457,783

Cash, end of year	$ 1,011,630	$ 635,773	$ 558,172

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes, net of
refunds	$ 140,056	$ 52,593	$ (40,793)
Interest	631,905	591,639	524,814

See accompanying notes to consolidated financial statement

Hastings Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements
==================================================

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

                Hastings Manufacturing Company and subsidiaries (Company) is primarily a manufacturer of automotive and light duty truck piston rings for the replacement market. In addition, some of the Company's piston rings are produced for original equipment applications. To a lesser extent, the Company packages and sells automotive mechanics' specialty tools and additives for engines, transmissions and cooling systems. The Company's headquarters and primary manufacturing facilities are located in Hastings, Michigan. All of the Company's products are also sold in Canada, where they are produced and/or packaged and distributed by the Company's Canadian subsidiary, Hastings, Inc., located in Barrie, Ontario.

                The Company distributes its replacement products through numerous auto parts jobbers and warehouse distributors for sale primarily in the automotive replacement market throughout the U.S. and Canada. These products are also distributed nationally and internationally through numerous large-scale engine rebuilders and various retailer outlets. The Company distributes the majority of its export sales on a country direct basis. Prior to early 1997, international sales had historically been distributed through one U.S. customer. During 1999, Hastings, Inc. began to distribute and administer products for other U.S. based suppliers into the Canadian market. The products complement the current piston ring offerings as to both distribution channels and customer base.

                In October 1999, the Company entered into a joint venture agreement for the purpose of expanding its additives offerings through both increased global market penetration and through an expansion of the product offerings under the "Casite" brand name. There was no activity within the joint venture during 1999. The additional product offerings are expected to become available in mid-2000. The 50% owned joint venture company, Casite Intraco, LLC, which will do business as The Casite Company, was formed in late 1999. Initial capitalization, amounting to $75,000 by each party, was in February 2000.

                The Company performs ongoing credit evaluations of its customers and provides reserves for probable credit losses.

                As defined by Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has two operating segments, U.S. operations and Canadian operations, based on management's geographic reporting responsibilities. As discussed above, all of the Company's products are sold in both the U.S. and Canada. In addition, the operating segments' production processes, types of customers, distribution methods, regulatory environment and expected long-term financial performance are very similar. Because management believes aggregation of its two operating segments is consistent with the objective and basic principles of SFAS No. 131, financial information regarding its operating segments has been aggregated for financial reporting purposes. Additional information required to be disclosed by SFAS No. 131 is included in Note 11.

Principles of Consolidation

                The consolidated financial statements include the accounts of the parent company and its subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. The Company's investment in its 50% owned joint venture is accounted for on the equity method.

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

Revenue Recognition

                The Company recognizes revenue when its products are shipped to its customers. Likewise, revenues from distribution of products for unaffiliated suppliers, which are not significant, are recognized on a commission-only basis at the time of shipment and are included in net sales.

Fair Value of Financial Instruments

                The fair value of the Company's financial instruments, comprised of cash, short-term receivables and payables, notes payable to banks (variable interest rate) and long-term debt (variable interest rate) approximates their carrying values. The fair value of the Company's interest rate swap agreement, as disclosed in Note 4, is not material.

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

Retirement Plans

                The Company sponsors noncontributory, defined benefit plans which cover all employees of the Company who are covered by collective bargaining agreements. The plans provide benefits based on an employee's earnings and years of benefit service. The Company funds these plans in amounts consistent with the funding requirements of federal laws and regulations. As discussed in Note 4, the Company provided additional funding to the plans during 1998. The plans' assets are invested in stocks, bonds, annuities and short-term investments.

                The Company also sponsors defined contribution retirement savings plans for its employees and has entered into a deferred compensation agreement with a former officer as described in Note 5.

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

                As disclosed in Note 9, the Company has recorded deferred tax assets reflecting the benefit of net operating loss carryforwards expiring in 2010, 2011, 2012 and 2019, foreign tax credit carryforwards expiring through 2004, accrued pension and postretirement obligations estimated to be payable in varying amounts over the next 25 to 30 years, and other net deductible temporary differences. Realization of the recorded income tax benefits is dependent on generating sufficient taxable income and foreign source income prior to expiration of the loss carryforwards and foreign tax credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets, except for $30,027 of foreign tax credits expiring in 2000, will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income and foreign source income during the carryforward periods are not achieved.

                No provision for income taxes has been made on the accumulated undistributed earnings of approximately $3,911,000 of the Canadian subsidiary. These earnings are intended to be permanently reinvested in facilities and other assets and have borne income taxes that would offset, in major part, any tax liability resulting from their distribution.

Basic and Diluted Earnings Per Share

                Basic earnings per share (EPS) is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares, under the Company's stock option plan, had been issued. It also excludes the dilutive effect of contingently issuable shares, outstanding under the Company's restricted stock plan described in Note 8, to the extent those shares have not yet been vested. Diluted EPS includes the effects of the Company's stock options and contingently issuable shares. Basic and diluted EPS are retroactively adjusted for stock dividends and stock splits.

Comprehensive Income

                Total comprehensive income is reported in the consolidated statement of stockholders' equity and includes net income, the foreign currency translation adjustment relating to the Company's Canadian operations and the pension liability adjustment relating to the Company's underfunded pension plan, as disclosed in Note 5.

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

New Accounting Standard

                SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

                Historically, the Company has not entered into derivatives contracts for speculative purposes. The Company does periodically enter into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate borrowings. However, the fair value of such derivatives are not significant. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to materially affect its consolidated financial statements.

Note 2 - Inventories

                Inventories valued using the LIFO method were $2,604,000 and $2,654,000 at December 31, 1999 and 1998, respectively.

                If the FIFO method of inventory valuation had been used by the Company, inventories would have been $1,222,000 and $1,212,000 higher than reported at December 31, 1999 and 1998, respectively.

                Reduction of inventory quantities in 1999, 1998 and 1997 resulted in a liquidation of LIFO inventories carried at lower costs prevailing in prior years as compared to current years' purchases. The effect of these reductions increased net income by $50,000, $40,000 and $35,000 ($.06, $.05 and $.05 per share, on a diluted basis, as adjusted for the stock split discussed in Note 8) for 1999, 1998 and 1997, respectively.

Note 3 - Short-Term Borrowings

                In August 1998, the Company entered into a loan agreement with its primary lender which provides for an unsecured $6,600,000 term credit loan (see Note 4) and an unsecured $3,000,000 credit authorization for revolving credit loans and letters of credit. Under the agreement, the Company's short-term line with its primary lender was reduced from $5,000,000 to $3,000,000. It is due on demand, but no later than May 31, 2000. Interest for both the short-term and long-term borrowings is based on three different pricing options: a negotiated rate, a Eurodollar rate plus a factor, and a floating rate (greater of the federal funds rate plus a factor or the prime rate). The effective Eurodollar rate and floating rate are increased by a margin rate, ranging from 1.50% to 2.00%, which is based upon certain Company performance parameters. The Company maintains two additional unsecured lines of credit with banks aggregating $2,200,000, with interest rates based on prime. Of the $5,200,000 total short-term lines available to the Company at December 31, 1999 and 1998, $1,200,000 and $2,900,000, respectively, was unused.

                The weighted average interest rate on short-term borrowings outstanding at both December 31, 1999 and 1998 was 9.10%. The interest rate on short-term borrowings in effect at December 31, 1999 for the Company's primary lender was unusually high as it is based on the federal funds interest rate, which typically increases as of the last day of the calendar year. The weighted average interest rate on the Company's short-term borrowings for the seven-day period preceding December 31, 1999 was 8.08%.

                Subsequent to year-end, the Company's loan agreement with its primary lender relating to its short-term and long-term borrowings was amended. See Note 12 regarding the primary changes to the loan agreement (e.g., credit line amount, maturity date, principal payments, restrictive financial covenants and collateralization).

Note 4 - Long-Term Debt

                As discussed in Note 3, the Company restructured its short-term and long-term borrowing arrangements in August 1998. The entire $6,600,000 under the term loan portion of the new loan agreement was borrowed and was used to additionally fund the Company's defined benefit plans, to pay off the previously outstanding long-term debt and, as discussed in Note 3, to reduce short-term notes payable. The additional funding to the Company's defined benefit plans resulted in the $2,359,980 and $2,675,688 prepaid pension asset in the accompanying consolidated balance sheets at December 31, 1999 and 1998, respectively. The term loan is payable in quarterly principal payments of $330,000, plus interest based on the pricing options discussed in Note 3. In connection with the $6,600,000 term loan, the Company entered into an interest rate swap agreement essentially to fix the interest rate on these long-term borrowings at 5.95% plus the margin, discussed in Note 3, resulting in an interest rate range of 7.45% to 7.95%. At December 31, 1999, the interest rate in effect on these long-term borrowings was 7.95% and the notional amount of the swap agreement amounted to $4,620,000. Of the $4,620,000 outstanding long-term debt balance at December 31, 1999, $1,320,000 is due annually for the years 2000 through 2002 with the $660,000 balance due in 2003.

                The term loan agreement requires the Company to maintain certain financial balances and ratios and limits the amount of cash dividends. Unrestricted retained earnings under the agreement amounted to $2,529,014 at December 31, 1999. The Company has obtained a waiver from the bank for its noncompliance with certain of these restrictions as of December 31, 1999. The bank also agreed to modify the restriction levels as part of the impending restructuring of the Company's current loan agreement (see Note 12).

                As discussed above, subsequent to year-end, the Company's loan agreement with its primary lender relating to its short-term and long-term borrowings was amended (see Note 12).

Note 5 - Pension and Retirement Savings

                Information regarding the Company's defined benefit plans as of and for the years ended December 31, 1999, 1998 and 1997 is as follows:

	Year ended December 31,
	1999	1998	1997
Change in Benefit Obligation
Benefit obligation,
beginning of year	$ 16,855,920	$ 16,999,923	$ 16,361,101
Service cost	6,007	10,403	14,073
Interest cost	1,114,262	1,127,711	1,187,023
Actuarial (gain) loss	(841,737)	198,040	898,019
Benefits paid	(1,525,441)	(1,480,157)	(1,460,293)
Benefit obligation,
end of year	15,609,011	16,855,920	16,999,923

Change in Plan Assets
Fair value of plan assets,
beginning of year	16,772,221	13,407,163	12,729,054
Actual return on plan assets	521,375	1,118,034	1,815,742
Employer contributions	-	3,727,181	322,826
Benefits paid	(1,525,441)	(1,480,157)	(1,460,459)
Fair value of plan assets,
end of year	15,768,155	16,772,221	13,407,163

Funded status	159,144	(83,699)	(3,592,760)
Unrecognized actuarial loss	1,793,241	2,147,995	2,168,785
Unrecognized net transition
obligation	407,595	611,392	815,189
Net amount recognized in the
consolidated balance sheets	$ 2,359,980	$ 2,675,688	$ (608,786)

Amounts Recognized in the
Consolidated Balance Sheets
Prepaid pension cost	$ 2,359,980	$ 2,675,688	$ -
Pension obligation	(2,194,139)	(2,371,644)	(2,981,065)
Accrued pension plan contribution	-	-	(608,786)
Intangible asset	376,632	564,949	815,189
Accumulated other comprehensive
income, before tax effect	1,817,507	1,806,695	2,165,876
Net amount recognized in the
consolidated balance sheets	$ 2,359,980	$ 2,675,688	$ (608,786)

Weighted-Average Assumptions
as of December 31
Discount rate	7.75%	6.75%	7.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Range of expected compensation
increase	0-5.5%	0-5.5%	0-5.5%

Components of Net Periodic
Benefit Cost
Service cost	$ 6,007	$ 10,403	$ 14,073
Interest cost	1,114,262	1,127,711	1,187,023
Expected return on plan assets	(1,217,559)	(1,052,551)	(946,392)
Amortization of unrecognized
transition obligation	203,797	203,797	203,797
Amortization of unrecognized
net loss	209,201	153,347	113,670

Net periodic benefit cost	$ 315,708	$ 442,707	$ 572,171

                The above represents the aggregation of amounts for the Company's two defined benefit plans. As of December 31, 1999 and 1998, one of the plans had an accumulated benefit obligation in excess of plan assets. For that plan, the benefit obligation and accumulated benefit obligation, which are equal, amounted to $13,799,506 and $14,888,810 and the fair value of plan assets amounted to $13,443,256 and $14,659,752 as of December 31, 1999 and 1998, respectively.

                The Company's foreign subsidiary maintains a defined contribution retirement savings plan. Due to overfunding of the plan, there were no contributions in 1999, 1998 and 1997.

                The Company has two defined contribution retirement savings plans, covering substantially all domestic employees, which are funded solely through contributions based on formulas as defined in the plan agreements. The assets are held in trust for the sole benefit of the employees. Contribution expense was $669,000, $668,000 and $569,000 for 1999, 1998 and 1997, respectively, relating to these plans.

                As part of the sale of its filter operations in 1995, the Company entered into a deferred compensation agreement with a former officer of the Company. The related deferred compensation expense was included as a cost of the 1995 sale. The deferred compensation benefits are to be paid over a period of ten years, commencing in November 1995. At December 31, 1999 and 1998, respectively, the present value of the deferred compensation liability amounted to $232,480 and $262,566, of which $32,583 and $30,086 was due within one year.

Note 6 - Postretirement Benefit Plans

                Information regarding the Company's postretirement benefit plans as of and for the years ended December 31, 1999, 1998 and 1997 is as follows:

	Year end December 31,
	1999	1998	1997
Change in Benefit Obligation
Benefit obligation, beginning of year	$ 9,892,472	$ 9,824,296	$ 18,801,763
Service cost	32,316	49,855	93,153
Interest cost	618,182	669,152	851,571
Amendment	-	-	(7,346,249)
Actuarial (gain) loss	(856,701)	298,894	(1,251,069)
Benefits paid	(1,080,887)	(949,725)	(1,324,872)
Benefit obligation, end of year	$ 8,605,382	$ 9,892,472	$ 9,824,297

Funded status	$ (8,605,382)	$ (9,892,472)	$ (9,824,297)
Unrecognized prior service benefit
relating to 1997 plan amendment	(5,961,451)	(6,465,014)	(6,968,577)
Unrecognized actuarial (gain) loss	(194,145)	662,556	363,662
Net amount recognized in the
consolidated balance sheets	(14,760,978)	(15,694,930)	(16,429,212)
Less current portion	(1,045,756)	(1,044,175)	(1,110,442)

Long-term portion	$(13,715,222)	$(14,650,755)	$(15,318,770)

Weighted-Average Discount Rate
Assumption as of December 31	7.75%	6.75%	7.00%

Components of Net Periodic Benefit Cost
Service cost	32,316	49,855	93,153
Interest cost	618,182	669,152	851,571
Amortization of unrecognized
prior service cost	(503,563)	(503,563)	(377,672)

Net periodic benefit cost	$ 146,935	$ 215,444	$ 567,052

                Because the Company's contributions to the plans are fixed on a per active and retired employee basis, assumed inflationary increases or decreases in health care costs would have no impact on the postretirement benefit obligation at December 31, 1999, or on the future annual aggregate service and interest costs.

                In early April 1997, the Company announced the amendment of its postretirement benefit plans, principally to adjust the cost-sharing provisions. The amendment resulted in a reduction of the Company's accumulated postretirement benefit obligation by $7,346,249, creating an unrecognized prior service benefit that is being amortized over a period of 15 years.

Note 7 - Contingencies

                As a result of the Company's amendment of its postretirement benefit plans, as discussed in Note 6, the Company's retirees filed a class action lawsuit in the Western District of Michigan on January 24, 2000, under the Employee Retirement Income Security Act of 1974 (ERISA) and the Labor Management Relations Act of 1947 (LMRA). The suit alleges that the Company denied retirees and their dependents certain health insurance benefits to which the retirees have "vested" rights pursuant to the terms of the Company's collective bargaining agreements (1964 to the present). Specifically, the retiree class disputes the increase in their health insurance deductibles, the elimination of their prescription drug card and the requirement that they pay a portion of their health insurance premiums. The Company has denied any wrongdoing in this suit, and intends to defend it and any related class certification vigorously. However, because the lawsuit is in its very early stages, the Company's ultimate chances of success are uncertain. If the retirees prevail, the Company anticipates that a requirement to provide postretirement benefits at the pre-amendment level would have a material adverse effect on the future financial position, results of operations and cash flows of the Company. The case is scheduled for trial on June 18, 2001.

                In the normal course of business, the Company is a named party in various environmental matters. In the opinion of management, disposition of these items will not have a material impact on the results of operations or financial condition of the Company.

Note 8 - Stockholders' Equity

Common Stock Repurchase Program

                On February 10, 2000, the Company announced a common stock repurchase program. The program calls for the repurchase of up to 100,000 shares in the open market. The repurchased stock will be retired. On February 14, 2000, the Company repurchased 30,000 shares. Funds for the repurchase, amounting to approximately $231,000, were borrowed on the Company's short-term line of credit discussed in Note 3.

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

Stock Option Plan

                The Company's Stock Option and Restricted Stock Plan of 1997 permits the grant of options to directors, officers and key employees to purchase shares of common stock. A total of 38,000 shares (all share and option amounts adjusted for the two-for-one stock split discussed below) are authorized for grant under the plan. During 1999 and 1998, 10,200 and 12,850 options, respectively, were granted under the plan. The options, which were immediately vested upon grant, may be exercised for up to ten years after the date of the grant.

                A summary of activity for the plan is as follows:
	Year end December 31,
	1999		1998

	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Options outstanding,
beginning of year	24,000	$ 19.121	12,850	$ 20.125
Granted	10,200	9.625	12,850	18.250
Exercised	-	-	-	-
Terminated	(1,800)	18.718	(1,700)	20.125

Options outstanding
and exercisable,
end of year	32,400	$ 16.154	24,000	$ 19.121

Options available for
grant, end of year	5,600		14,000

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

	Year ended December 31,
	1999	1998

Net income - as reported	$ 326,770	$ 1,730,427
Net income - pro forma	296,974	1,654,919

Earnings per share on a
diluted basis - as reported	.42	2.24
Earnings per share on a
diluted basis - pro forma	.38	2.14

                The weighted average fair values per option at the date of grant for options granted under the plan during 1999 and 1998 was $3.27 and $6.17, respectively. The fair values of the option awards were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31,
	1999	1998

Dividend yield	2.30%	1.50%
Expected volatility	36.42%	35.98%
Risk-free interest rate	6.11%	4.51%
Expected life in years	5.00	5.00

Restricted Stock Plan

                The Company has established a restricted stock plan under which certain officers and key employees may be awarded shares of restricted stock as deferred compensation. Shares awarded pursuant to the plan are restricted as to sale and transfer for periods of up to five years. The stock awards vest 20% per year over the five-year period if predetermined corporate performance goals are met. If goals are not met, the current year's vesting amount is forfeited. If there is a change in control of the Company, the shares will vest immediately. The recipient of the award has all the rights of a shareholder, provided that all performance goals are met. During 1999, 1998 and 1997, the Company awarded 5,600, 10,600 and 5,000 shares, respectively, of its common stock valued at $53,900, $219,700 and $68,438, respectively, as deferred compensation, which is charged to expense based upon the vesting schedule and upon achievement of the performance goals. Shares valued at $72,545 (4,360 shares), $21,402 (1,700 shares) and $62,506 (4,650 shares) were forfeited during 1999, 1998 and 1997, respectively. Share amounts have been adjusted for the stock split discussed below.

Stock Split

                On February 17, 1998, the Board of Directors authorized a two-for-one stock split, effected in the form of a stock dividend, effective March 23, 1998, payable to shareholders of record on March 2, 1998. On a split basis, the Company had 780,626 shares outstanding at December 31, 1997. An amount equal to the par value of the common shares issued was transferred from retained earnings to common stock to effect the stock split. This transfer has been reflected in the consolidated statements of stockholders' equity at December 31, 1997. All references to number of common shares, except shares authorized, and to all per share information have been adjusted to reflect the stock split on a retroactive basis.

Note 9 - Income Taxes

                The components of income (loss) before income taxes are as follows:

	Year ended December 31,
	1999	1998	1997

Domestic	$357,739	$2,717,888	$1,648,915
Foreign	219,031	66,539	(71,682)

	$576,770	$2,784,427	$1,577,233

                Income tax expense (benefit) is made up of the following components:

Year ended December 31, 1999	Current	Deferred	Deferred Valuation Allowance Change	Total

Domestic	$ (21,000)	$ 137,000	$ 30,000	$ 146,000
Foreign	103,000	1,000	-	104,000

	$ 82,000	$ 138,000	$ 30,000	$ 250,000

Year ended December 31, 1998

Domestic	$ 68,000	$ 958,000	$ -	$1,026,000
Foreign	31,000	(3,000)	-	28,000

	$ 99,000	$ 955,000	$ -	$1,054,000

Year ended December 31, 1997

Domestic	$ 39,000	$ 602,000	$ -	$ 641,000
Foreign	(8,000)	(11,000)	-	(19,000)

	$ 31,000	$ 591,000	$ -	$ 622,000

                The tax effects of temporary differences that give rise to the net future income tax benefit are as follows:

	December 31,
	1999	1998

Deferred income tax assets:
Postretirement benefit
obligation	$ 5,018,732	$ 5,336,277
Current asset valuation
allowances	640,214	751,214
Net operating loss carryforwards	1,392,619	1,206,318
Foreign tax credit carryforwards	329,520	316,924
Deferred compensation	79,043	89,268
Other	360,113	293,393

Gross deferred income tax assets	7,820,241	7,993,394
Valuation allowance - foreign tax
credits (current)	(30,027)	-

Total deferred income tax assets	7,790,214	7,993,394

Deferred income tax liabilities:
Accumulated depreciation	(469,224)	(437,023)
Prepaid pension costs	(169,212)	(280,229)
Other	(172,433)	(160,649)

Total deferred income tax liabilities	(810,869)	(877,901)

Net deferred income tax assets	6,979,345	7,115,493
Less current portion	2,124,962	2,395,856

Noncurrent portion	$ 4,854,383	$ 4,719,637

                The Company's net operating loss carryforwards for federal income tax purposes amounted to $4,095,937 at December 31, 1999, of which $686,098 expires in 2010, $100,185 in 2011, $2,761,711 expires in 2012 and $547,943 in 2019, if not previously utilized. Foreign tax credits, amounting to $299,493 at December 31, 1999, net of valuation allowance, expire through 2004, if not previously utilized.

                Income taxes differed from the amount computed by applying the federal statutory rate of 34% to income before income tax expense (benefit) as follows:

	Year ended December 31,
	1999	1998	1997

Computed "expected" tax	$ 196,000	$ 947,000	$ 536,000
Increase (decrease) in
tax resulting from:
Valuation allowance change
due to foreign tax credits	30,000	-	-
State income taxes, net of
federal income tax
benefit	(15,000)	38,000	44,000
Other	39,000	69,000	42,000

	$ 250,000	$1,054,000	$ 622,000

Note 10 - Earnings Per Share

                A reconciliation of the numerators and denominators in the basic and diluted EPS calculations follows:

	Year ended December 31,
	1999	1998	1997

Numerator:
Net income used for
both basic and diluted
EPS calculation	$326,770	$1,730,427	$955,233
Denominator:
Weighted average shares
outstanding for the
period - used for basic
EPS calculation	775,046	771,496	768,516
Dilutive effect of stock
options and contingently
issuable shares	-	1,198	164
Weighted average shares
outstanding for the
period - used for diluted
EPS calculation	775,046	772,694	768,680

                All outstanding shares have been adjusted for the two-for-one stock split discussed in Note 8.

Note 11 - Geographic and Major Customer information

                The Company's net sales were made to customers in the following countries:

	Year ended December 31,
	1999	1998	1997

United States	$28,588,594	$29,178,656	$26,592,046
Canada	4,348,971	4,101,109	4,552,463
Other foreign countries	3,658,695	5,472,339	4,430,445

Consolidated total	$36,596,260	$38,752,104	$35,574,954

                The location of the Company's long-lived assets is as follows:

	December 31,
	1999	1998	1997

United States	$ 7,277,400	$ 7,781,410	$ 7,098,006
Canada	1,258,333	1,221,678	1,218,894

Consolidated total	$ 8,535,733	$ 9,003,088	$ 8,316,900

                Net sales to one customer represented approximately $4,242,000, $3,874,000 and $3,180,000 of the Company's consolidated sales for 1999, 1998 and 1997, respectively.

Note 12 - Subsequent Event

                Effective March 30, 2000, the Company's loan agreement with its primary lender relating to its short-term and long-term borrowings was amended. The primary changes to the loan agreement include (1) an increase in the short-term line from $3,000,000 to $3,500,000, (2) an extension of the maturity date on the short-term line from May 31, 2000 to September 30, 2002, (3) a reduction in the quarterly principal payments on the long-term portion of the loan agreement, as detailed below, with a corresponding extended final maturity date from June 30, 2003 to December 31, 2003, and (4) an adjustment of certain restrictive covenants. In addition, borrowings under the amended loan agreement are secured by all accounts receivable, inventory, furniture and equipment, machinery and equipment and all other personal property of the Company, and are guaranteed by all subsidiaries of the Company. Of the $4,620,000 outstanding long-term debt balance at December 31, 1999, principal payments under the amended agreement are due as follows: $960,000 in 2000, $1,100,000 in 2001 and $1,280,000 in 2002 and 2003. The revised maturity schedule has been reflected in the current and non-current classifications of long-term debt in the accompanying consolidated balance sheet at December 31, 1999.

Report of Independent Certified Public Accountants

Hastings Manufacturing Company
Hastings, Michigan

We have audited the accompanying consolidated balance sheets of Hastings Manufacturing Company and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note 7, on January 24, 2000, a class action lawsuit was filed against the Company by its retirees with respect to the early 1997 amendment of the Company's postretirement benefit plans. The outcome of the lawsuit is uncertain at this time.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hastings Manufacturing Company and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
February 29, 2000, except Note 12,
        which is dated March 30, 2000

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

                The information required by this item is incorporated herein by reference from the sections entitled "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 9, 2000.

Item 11.	Executive Compensation.

                The information required by this item is incorporated herein by reference from the sections entitled "Compensation of Directors," "Executive Compensation," and "Deferred Compensation" in the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 9, 2000.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

                The information required by this item is incorporated herein by reference from the section entitled "Voting Securities" in the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 9, 2000.

Item 13.	Certain Relationships and Related Transactions.

                The information required by this item, if any, is incorporated herein by reference from the sections entitled "Directors and Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 9, 2000.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        Item 14(a)1.        Financial Statements.

         (A)         The following financial statements are filed as part of this document in Item 8, "Financial Statements and Supplementary Data."

		Page
Consolidated Balance Sheets as of December 31, 1999 and 1999		15-16
Consolidated Statements of Income for the years ended
December 31, 1999, 1998 and 1997		17
Consolidated Statements of Stockholders' Equity for the years
ended December 31, 1999, 1998 and 1997		18-19
Consolidated Statements of Cash Flows for the years ended
December 31, 1999, 1998 and 1997		20-21
Notes to Consolidated Financial Statements		22-37
Report of Independent Certified Public Accountants		38

(B)	Financial Statement Schedule

Report of Independent Certified Public Accountants		47
Schedule II - Valuation and Qualifying Accounts		48

        Item 14(a)2.         Financial Statement Schedules.

                The Financial Statement Schedule set forth in the Index to Financial Statement Schedules hereto is filed as a part of this Form 10-K Report.

        Item 14(a)3.         Exhibits.

Number

3(a)	Amended Articles of Incorporation of Hastings Manufacturing Company, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1998, are here incorporated by reference.

3(b)	Bylaws of Hastings Manufacturing Company, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended March 31, 1999, are here incorporated by reference.

4(a)	NBD Bank Amended and Restated Letter Agreement for $6,600,000 Term Loan and $3,000,000 Credit Authorization to Make Revolving Credit Loans and Issue Letters of Credit dated August 28, 1998, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(b)	First Amendment to Amended and Restated Letter Agreement, dated November 11, 1999 between Hastings Manufacturing Company and Bank One, Michigan (formerly NBD Bank), filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1999, is here incorporated by reference.

4(c)	Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(d)	Commercial Line of Credit Agreement and Note, dated as of January 23, 1998, between Hastings Manufacturing Company and Hastings City Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1998, is here incorporated by reference.

4(e)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-K filed with the Securities and Exchange Commission on February 15, 1996, is here incorporated by reference.

10(a)	List of Recipients of Indemnity Agreement and Form of Indemnity Agreement, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1998, is here incorporated by reference.

10(b)*	1990 Restricted Stock Plan, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1998, is here incorporated by reference.

10(c)	Asset Purchase Agreement between Hastings Manufacturing Company and CLARCOR Inc. dated as of September 3, 1995, filed as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on September 20, 1995, is incorporated herein by reference.

10(d)	Transition Agreement, dated September 3, 1995, among Hastings Filters, Inc., Hastings Manufacturing Company and Hastings, Inc. and joined in by CLARCOR Inc., filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1997, is incorporated herein by reference.

10(e)*	Stock Option and Restricted Stock Plan of 1997, as amended.

10(f)*	Form of Incentive Stock Option Agreement for use under the Stock Option and Restricted Plan of 1997, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1998, is here incorporated by reference.

10(g)*	Form of Nonqualified Stock Option Agreement for use under the Stock Option and Restricted Stock Plan of 1997, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1998, is here incorporated by reference.

10(h)	Joint Venture Agreement dated October 4, 1999, between Hastings Manufacturing Company and Intraco Corporation, filed as an exhibit to the Form 8-K Current Report dated October 7, 1999, is here incorporated by reference.

21	Subsidiaries of Hastings Manufacturing Company

23	Consent of BDO Seidman, LLP

24	Powers of Attorney

27	Financial Data Schedule as of December 31, 1999 and for the year then ended

*Management contract or compensatory plan or arrangement.

        Item 14(b).         Reports on Form 8-K.

                On October 7, 1999, the Company filed a Current Report on Form 8-K to report that the Company had entered into a Joint Venture Agreement with Intraco Corporation. No financial statements were included with this Form 8-K.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed below on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2000	HASTINGS MANUFACTURING COMPANY (registrant) By /s/ Thomas J. Bellgraph Thomas J. Bellgraph Its Vice President, Finance (Principal Financial and Accounting Officer)

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated (such persons constituting a majority of the board of directors).

Signature	Title	Date

/s/ Andrew F. Johnson	Co-Chief Executive Officer, President/	March 30, 2000
Andrew F. Johnson	Operations and
Director

/s/ Mark R. S. Johnson	Co-Chief Executive Officer, President/	March 30, 2000
Mark R. S. Johnson	Marketing and
Director

*/s/ Dale W. Koop	Director	March 30, 2000
Dale W. Koop

*/s/ Monty C. Bennett	Director	March 30, 2000
Monty C. Bennett

*/s/ Douglas A. DeCamp	Director	March 30, 2000
Douglas A. DeCamp

*/s/William R. Cook	Director	March 30, 2000
William R. Cook

*/s/ Neil A. Gardner	Director	March 30, 2000
Neil A. Gardner

*/s/ Richard L. Foster	Director	March 30, 2000
Richard L. Foster

*By /s/ Thomas J. Bellgraph
Thomas J. Bellgraph
Attorney In Fact

HASTINGS MANUFACTURING COMPANY

AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULES

FORM 10-K ITEM 14(a)2

YEAR ENDED DECEMBER 31, 1999

HASTINGS MANUFACTURING COMPANY
AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page

Report of Independent Certified Public Accountants
on Financial Statement Schedule	47

Schedule:

II - Valuation and Qualifying Accounts	48

                Other schedules have been omitted because they were inapplicable or otherwise not required.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

Hastings Manufacturing Company
Hastings, Michigan

The audits referred to in our report dated February 29, 2000, except Note 12, which is dated March 30, 2000 relating to the consolidated financial statements of Hastings Manufacturing Company and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
February 29, 2000

HASTINGS MANUFACTURING COMPANY AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E

Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions/ write-offs	Balance at end of period
	$	$	$	$	$

Year Ended December 31, 1999:

Allowance for possible
losses on receivables	210,000	157,500	--	137,500	230,000

Year Ended December 31, 1998:

Allowance for possible
losses on receivables	215,000	458,500	--	463,500	210,000

Year Ended December 31, 1997:

Allowance for possible
losses on receivables	215,000	36,000	--	36,000	215,000

EXHIBIT INDEX

Number

3(a)	Amended Articles of Incorporation of Hastings Manufacturing Company, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1998, are here incorporated by reference.

3(b)	Bylaws of Hastings Manufacturing Company, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended March 31, 1999, are here incorporated by reference.

4(a)	NBD Bank Amended and Restated Letter Agreement for $6,600,000 Term Loan and $3,000,000 Credit Authorization to Make Revolving Credit Loans and Issue Letters of Credit dated August 28, 1998, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(b)	First Amendment to Amended and Restated Letter Agreement, dated November 11, 1999 between Hastings Manufacturing Company and Bank One, Michigan (formerly NBD Bank), filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1999, is here incorporated by reference.

4(c)	Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(d)	Commercial Line of Credit Agreement and Note, dated as of January 23, 1998, between Hastings Manufacturing Company and Hastings City Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1998, is here incorporated by reference.

4(e)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-K filed with the Securities and Exchange Commission on February 15, 1996, is here incorporated by reference.

10(a)	List of Recipients of Indemnity Agreement and Form of Indemnity Agreement, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1998, is here incorporated by reference.

10(b)*	1990 Restricted Stock Plan, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1998, is here incorporated by reference.

10(c)	Asset Purchase Agreement between Hastings Manufacturing Company and CLARCOR Inc. dated as of September 3, 1995, filed as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on September 20, 1995, is incorporated herein by reference.

10(d)	Transition Agreement, dated September 3, 1995, among Hastings Filters, Inc., Hastings Manufacturing Company and Hastings, Inc. and joined in by CLARCOR Inc., filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1997, is incorporated herein by reference.

10(e)*	Stock Option and Restricted Stock Plan of 1997, as amended.

10(f)*	Form of Incentive Stock Option Agreement for use under the Stock Option and Restricted Plan of 1997, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1998, is here incorporated by reference.

10(g)*	Form of Nonqualified Stock Option Agreement for use under the Stock Option and Restricted Stock Plan of 1997, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1998, is here incorporated by reference.

10(h)	Joint Venture Agreement dated October 4, 1999, between Hastings Manufacturing Company and Intraco Corporation, filed as an exhibit to the Form 8-K Current Report dated October 7, 1999, is here incorporated by reference.

21	Subsidiaries of Hastings Manufacturing Company

23	Consent of BDO Seidman, LLP

24	Powers of Attorney

27	Financial Data Schedule as of December 31, 1999 and for the year then ended

*Management contract or compensatory plan or arrangement.