Form 10-Q
period 2000-03-31
HASTINGS MANUFACTURING CO
filed 2000-05-15
CIK 46109

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2000	Commission File Number 1-3574

HASTINGS MANUFACTURING COMPANY (Exact name of registrant as specified in its charter)

Michigan (State or other Jurisdiction of Incorporation or Organization)	38-0633740 (I.R.S. Employer Identification No.)

325 North Hanover Street Hastings, Michigan (Address of Principal Executive Offices)	49058 (Zip Code)

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

Yes X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	April 20, 2000

Common stock, $2 par value	760,766 shares

Hastings Manufacturing Company and Subsidiaries

Contents

===============================================

PART I - FINANCIAL INFORMATION
Page
Item 1 - Financial Statements:

Report on Review by Independent Certified Public
Accountants	3

Condensed Consolidated Balance Sheets -
March 31, 2000 and December 31, 1999	4-5

Condensed Consolidated Statements of Income -
Three Months Ended March 31, 2000 and 1999	6

Condensed Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2000 and 1999	7-8

Notes to Condensed Consolidated Financial
Statements	9-11

Review by Independent Certified Public Accountants	12

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of
Operations	13-18

Item 3 - Quantitative and Qualitative Disclosures
About Market Risk	19

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	20

Item 6 - Exhibits and Reports on Form 8-K	21

Report on Review by Independent Certified Public Accountants

Board of Directors
Hastings Manufacturing Company
Hastings, Michigan

We have reviewed the accompanying condensed consolidated balance sheets of Hastings Manufacturing Company and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 29, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/BDO Seidman, LLP

BDO Seidman, LLP
Grand Rapids, Michigan
April 20, 2000

PART I - FINANCIAL INFORMATION

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets

=============================================

Item 1.	Financial Statements

Assets (Note 3)	March 31, 2000	December 31, 1999

Current Assets
Cash	$121,476	$1,011,630
Accounts receivable, less allowance
for possible losses of $250,000 and
$230,000	5,745,175	4,836,969
Refundable income taxes	10,000	30,000
Inventories:
Finished products	9,082,027	9,264,412
Work in process	424,434	456,960
Raw materials	1,673,054	1,727,445
Prepaid expenses and other assets	65,305	67,690
Future income tax benefits	2,008,566	2,124,962

Total Current Assets	19,130,037	19,520,068

Property and Equipment
Land and improvements	653,095	654,871
Buildings	5,362,874	5,369,345
Machinery and equipment	20,401,393	20,273,718

	26,417,362	26,297,934
Less accumulated depreciation	18,128,531	17,762,201

Net Property and Equipment	8,288,831	8,535,733

Prepaid Pension Asset	2,308,980	2,359,980

Intangible Pension Asset	376,632	376,632

Future Income Tax Benefits	4,840,125	4,854,383

Other Assets (Note 2)	116,518	16,021

	$35,061,123	$35,662,817

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets

=============================================

Liabilities and Stockholders' Equity	March 31, 2000	December 31, 1999

Current Liabilities
Notes payable to banks (Note 3)	$4,400,000	$4,000,000
Accounts payable	1,565,505	1,727,611
Accruals:
Compensation	386,921	268,543
Income taxes	5,947	61,673
Taxes other than income	125,842	142,239
Miscellaneous	45,288	425,000
Current portion of postretirement
benefit obligation	1,045,756	1,045,756
Current maturities of
long-term debt (Note 3)	995,000	960,000

Total Current Liabilities	8,570,259	8,630,822

Long-Term Debt,
less current maturities (Note 3)	3,385,000	3,660,000

Pension and Deferred Compensation
Obligations, less current portion	2,386,132	2,394,036

Postretirement Benefit Obligation,
less current portion	13,487,381	13,715,222

Total Liabilities	27,828,772	28,400,080

Contingency (Note 7)

Stockholders' Equity
Preferred stock, $2 par value,
authorized and unissued
500,000 shares	-	-
Common stock, $2 par value,
1,750,000 shares authorized;
760,766 and 790,766 shares issued
and outstanding (Note 4)	1,521,532	1,581,532
Additional paid-in capital	313,907	313,907
Retained earnings (Note 4)	7,396,193	7,347,532
Accumulated other comprehensive
income (Note 6):
Cumulative foreign currency
translation adjustment	(799,726)	(780,679)
Pension liability adjustment	(1,199,555)	(1,199,555)

Total accumulated other comprehensive
income	(1,999,281)	(1,980,234)

Total Stockholders' Equity	7,232,351	7,262,737

	$35,061,123	$35,662,817

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Income

=================================================

Three months ended March 31,	2000	1999

Net Sales	$8,902,223	$8,959,131

Cost of Sales	6,118,737	6,597,554

Gross profit	2,783,486	2,361,577

Operating Expenses
Advertising	62,710	70,301
Selling	785,739	736,710
General and administrative	1,327,174	1,360,040

	2,175,623	2,167,051

Operating income	607,863	194,526

Other Expense (Income)
Interest expense	151,772	147,087
Other, net	(18,460)	(37,204)

	133,312	109,883

Income before income tax expense	474,551	84,643

Income Tax Expense	192,000	39,000

Net Income	$282,551	$45,643

Basic and Diluted Net Income
Per Share of Common Stock (Note 5)	$.37	$.06

Dividends Per Share of Common Stock	$.08	$.08

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

=================================================

Three months ended March 31,	2000	1999

Operating Activities
Net income	$282,551	$45,643
Adjustments to reconcile net
income to net cash for
operating activities:
Depreciation	372,532	354,470
Gain on sale of property and
equipment	-	(42,300)
Deferred income taxes	132,000	19,000
Change in postretirement
benefit obligation	(227,841)	(176,306)
Changes in operating
assets and liabilities:
Accounts receivable	(913,524)	(303,376)
Refundable income taxes	20,000	-
Inventories	260,112	378,771
Prepaid expenses and other
current assets	2,373	(15,899)
Other assets	25,129	86,747
Accounts payable and accruals	(500,791)	(896,642)

Net cash for operating activities	(547,459)	(549,892)

Investing Activities
Capital expenditures	(132,678)	(152,345)
Proceeds from sale of property and
equipment	-	42,300
Investment in joint venture	(75,000)	-

Net cash for investing activities	(207,678)	(110,045)

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

=================================================

Three months ended March 31,	2000	1999

Financing Activities
Proceeds from issuance of notes
payable to banks	$2,100,000	$1,900,000
Principal payments on notes
payable to banks	(1,700,000)	(1,400,000)
Principal payments on long-term debt	(240,000)	(330,000)
Repurchase of common stock	(230,629)	-
Dividends paid	(63,261)	(63,162)

Net cash from (for) financing activities	(133,890)	106,838

Effect of Exchange Rate Changes on Cash	(1,127)	2,695

Net Decrease in Cash	(890,154)	(550,404)

Cash, beginning of period	1,011,630	635,773

Cash, end of period	$121,476	$85,369

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$196,097	$157,639
Income taxes, net of refunds	97,672	26,680

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

=====================================================

Note 1 - Basis of Presentation

In the opinion of the management of Hastings Manufacturing Company and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position as of March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the expected results for all of 2000.

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

Note 2 - Investment in Joint Venture

In October 1999, the Company entered into a joint venture agreement for the purpose of expanding its additives offerings through both increased global market penetration and through an expansion of the product offerings under the "Casite" brand name. There was no activity in the joint venture during 1999 and only minor activity during the first quarter of 2000. The additional product offerings are expected to become available in mid-2000. The 50% owned joint venture company, Casite Intraco, L.L.C., which is doing business as The Casite Company, was formed in late 1999. Initial capitalization, amounting to $75,000 by each party, was contributed in February 2000 and is included in other assets in the accompanying consolidated balance sheet as of March 31, 2000.

Note 3 - Short-Term and Long-Term Debt

Effective March 30, 2000, the Company's loan agreement with its primary lender relating to its short-term and long-term borrowings was amended. The primary changes to the loan agreement include (1) an increase in the short-term line from $3,000,000 to $3,500,000, (2) an extension of the maturity date on the short-term line from May 31, 2000 to September 30, 2002, (3) a reduction in the quarterly principal payments on the long-term portion of the loan agreement, as detailed below, with a corresponding extended final maturity date from June 30, 2003 to

December 31, 2003, and (4) an adjustment of certain restrictive covenants. In addition, borrowings under the amended loan agreement are secured by all accounts receivable, inventory, furniture and equipment, machinery and equipment and all other personal property of the Company, and are guaranteed by all subsidiaries of the Company. Because the amendment was effective prior to filing of the Company's 1999 Annual Report on Form 10-K, the revised maturity schedule was reflected in the current and non-current classifications of long-term debt in the accompanying consolidated balance sheet at December 31, 1999. Of the $4,620,000 outstanding long-term debt balance at December 31, 1999, principal payments under the amended agreement are due as follows: $960,000 in 2000, $1,100,000 in 2001 and $1,280,000 in 2002 and 2003.

Note 4 - Common Stock Repurchase Program

On February 10, 2000, the Company announced a common stock repurchase program. The program calls for the repurchase of up to 100,000 shares in the open market. The repurchased stock will be retired. On February 14, 2000, the Company repurchased 30,000 shares for $230,629. The par value of the stock, amounting to $60,000, was charged to common stock with the remaining $170,629 charged to retained earnings.

Note 5 - Earnings Per Share

A reconciliation of the numerators and denominators used in the "basic" and "diluted" earnings per share (EPS) calculations follows:

Three months ended March 31,	2000	1999

Numerator:
Net income used for both basic and
diluted EPS calculation	$282,551	$45,643

Denominator:
Weighted average shares outstanding for
the period - used for basic EPS calculation	759,551	775,046
Dilutive effect of stock options and
contingently issuable shares	-	-
Weighted average shares outstanding for the
period - used for diluted EPS calculation	759,551	775,046

Note 6 - Comprehensive Income

Comprehensive income and its components consist of the following:

Three months ended March 31,	2000	1999

Net income	$282,551	$45,643
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(19,047)	48,233
Minimum pension liability adjustment	-	-

Other comprehensive income	(19,047)	48,233

Comprehensive income	$263,504	$93,876

Accumulated comprehensive income totaled $1,999,281 and $1,980,234 at March 31, 2000 and December 31, 1999, respectively.

Note 7 - Contingency

In early April 1997, the Company announced the amendment of its postretirement benefit plans, principally to adjust the cost-sharing provisions. As a result of the amendment, the Company's retirees filed a class action lawsuit in the Western District of Michigan on January 24, 2000, under the Employee Retirement Income Security Act of 1974 (ERISA) and the Labor Management Relations Act of 1947 (LMRA). The suit alleges that the Company denied retirees and their dependents certain health insurance benefits to which the retirees have "vested" rights pursuant to the terms of the Company's collective bargaining agreements (1964 to the present). Specifically, the retiree class disputes the increase in their health insurance deductibles, the elimination of their prescription drug card and the requirement that they pay a portion of their health insurance premiums. The Company has denied any wrongdoing in this suit, and intends to defend it and any related class certification vigorously. However, because the lawsuit is in its very early stages, the Company's likelihood of success is uncertain at this time. If the retirees prevail, the Company anticipates that a requirement to provide postretirement benefits at the pre-amendment level would have a material adverse effect on the future financial position, results of operations and cash flows of the Company. The case is scheduled for trial on June 18, 2001.

Hastings Manufacturing Company and Subsidiaries

Review by Independent Certified Public Accountants

=====================================================

The March 31, 2000 and 1999 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by BDO Seidman, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

2000 Compared to 1999

Net sales in the first quarter of 2000 decreased $56,908, or 0.6%, from $8,959,131 in the first quarter of 1999, to $8,902,223. The 2000 decrease reflects a decline in the private brand volume, partially offset by slight increases in the domestic and Canadian piston ring aftermarkets, and a slight increase in the export market. The original equipment volume was relatively flat in comparison to the prior year. The decrease in the private brand volume was due primarily to the loss of certain customers through market consolidations. The export market improvement reflects an initial sales recovery by one of the Company's primary export customers.

1999 Compared to 1998

Net sales in the first quarter of 1999 decreased $986,887, or 9.9%, from the first quarter of 1998. The 1999 decrease reflected a decline in both the domestic piston ring aftermarket and export markets, offset by a slight increase in the private brand and original equipment volumes. The domestic aftermarket decline reflected an industry-wide replacement parts softness through the early part of 1999. The export volume was adversely affected by specific political and economic factors, in addition to the carryover effect of the global economic concerns from late 1998.

COST OF SALES AND GROSS PROFIT

2000 Compared to 1999

Cost of sales in the first quarter of 2000 decreased $478,817, or 7.3%, from $6,597,554 in the first quarter of 1999, to $6,118,737. The gross profit margin on net sales increased from 26.4% in the first quarter of 1999 to 31.3% in the 2000 comparative period. The decline in cost of sales and the improved gross profit margin on net sales are both the result of non-recurring costs that negatively affected the 1999 figures. These 1999 costs were associated with the conversion and start-up of various production processes. As a result of this conversion, productivity levels were not at their anticipated needs. In order to cover these production deficiencies and further improve production levels, the Company incurred additional labor and overhead costs during the first quarter and much of the remainder of 1999. The Company spent much of 1999 aggressively addressing the issues that caused the increased cost of sales and the resulting decreased gross profit margin in 1999. The Company believes that these issues have been substantially addressed and, as a result, the gross profit margin achieved in the first quarter of 2000 has returned to historic levels.

1999 Compared to 1998

Cost of sales in the first quarter of 1999 decreased $174,426, or 2.6%, from the first quarter of 1998. The gross profit margin on net sales declined from 31.9% in the first quarter of 1998 to 26.4% in the 1999 comparative period. Given the net sales decline, a larger cost of sales decline, with a higher relative gross profit margin, would have been expected. The first quarter of 1999 was, however, negatively impacted by the non-recurring costs discussed above. Had these costs not occurred, the gross profit margin for the first quarter would have approached the 31.9% level attained in the first quarter of 1998.

OPERATING EXPENSES

2000 Compared to 1999

Total operating expenses in the first quarter of 2000 increased $8,572, or 0.4%, from $2,167,051 in the first quarter of 1999, to $2,175,623. Advertising expenses decreased $7,591, or 10.8%, in the first quarter of 2000 in comparison to the same period in 1999. This decrease is the result of a decline in co-op advertising and printed material costs, offset slightly by an increase in advertising support costs. Selling expenses increased $49,029, or 6.7%, from $736,710 in the first quarter of 1999 to $785,739. This increase reflects a slight increase in sales personnel costs, combined with increases in various selling support costs. General and administrative expenses decreased $32,866, or 2.4%, from $1,360,040 in the first quarter of 1999, to $1,327,174. This decrease is the result of decreases in general personnel costs and personnel support costs, offset slightly by an increase in legal and professional fees related to the Company's retirees class-action lawsuit described in Note 7 to the Consolidated Financial Statements.

1999 Compared to 1998

Total operating expenses in the first quarter of 1999 decreased $194,675, or 8.2%, from the first quarter of 1998. Advertising expenses decreased $27,265, or 27.9%, reflecting the inclusion, in 1998, of a biannual customer service tips manual, combined with a slight decrease in advertising support costs in 1999. Selling expenses decreased $23,326, or 3.1%, reflecting a decrease in various volume-driven selling support costs. General and administrative expenses decreased $144,084, or 9.6%, reflecting the inclusion in 1998 of approximately $50,000 of severance costs related to staffing reductions, combined with a reduction, in 1999, of certain personnel support costs.

OTHER EXPENSES

2000 Compared to 1999

Other expenses netted to $133,312 for the first quarter of 2000 compared to a net expense of $109,883 for the first quarter of 1999. This increase reflects a higher interest expense in 2000 associated with a slight increase in the utilization of the Company's short-term lines of credit, combined with a decrease in other, net income, in 2000. The other, net income in 2000 reflects primarily the income derived from the Company's investment in a joint venture, in February 2000, related to the "Casite" brand additives products. Details of this joint venture are described in Note 2 to the Consolidated Financial Statements. There was no income or expense generated by this joint venture in 1999. The other, net income for 1999 primarily reflects a gain on the sale of obsolete plant equipment.

1999 Compared to 1998

Other expenses netted to $109,883 for the first quarter of 1999, compared to a net expense of $102,037 for the first quarter of 1998. This increase reflected higher interest expense on the Company's long-term debt associated with the restructuring of its debt obligations in late August of 1998. This higher interest expense related to long-term obligations was offset by lower interest expense on short-term borrowings, which reflected decreased working capital requirements as driven by the net sales decrease. The other, net amount in 1999 reflected the gain on the sale of obsolete plant equipment.

TAXES ON INCOME

The 2000 and 1999 effective tax rates of 40.5% and 46.1%, respectively, are higher than the domestic statutory federal tax rate of 34.0% due primarily to the impact of various state income taxes and the impact of a higher statutory rate applicable to the earnings of the Company's Canadian subsidiary.

As of March 31, 2000, the Company recorded net deferred income tax assets of $6,848,691. The major components of those assets are the tax effects of the net operating loss carryforwards and net accrued retirement and postretirement benefit obligations. The realization of these recorded benefits is dependent upon the generation of future taxable income. Management believes that it is more likely than not that adequate levels of future taxable income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations and the remaining net deductible temporary differences. In addition, based upon projected foreign source income, management believes that is more likely than not that the foreign tax credits, net of a valuation allowance at March 31, 2000, will be utilized prior to their expiration.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements continue to be for operating expenses such as labor costs and raw materials, and for funding accounts receivable, capital expenditures and long-term debt service. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. In late March 2000, the Company entered into an agreement with its primary lender to amend the terms of its short- and long-term debt obligations. The amendment increased the short-term line available to the Company from $3,000,000 to $3,500,000. The amendment also modified the payment schedule of the Company's long-term debt obligation, and provided the primary lender with a security position in certain assets of the Company.

This amendment is described in Note 3 to the Consolidated Financial Statements. As a result of this amendment, and based on an anticipated improvement in profitability, the Company expects to generate sufficient future funds from operations and bank borrowings to fund its growth and operating needs. Total short-term lines available to the Company as of March 31, 2000 totaled $5,700,000, of which $1,300,000 was unused.

During the first quarter of 2000, the Company used $547,459 of net cash for operating activities. The realized net income and depreciation, combined with decreases in deferred income taxes and inventories, were offset by an increase in accounts receivable, and decreases in accounts payable and accruals and the postretirement benefit obligation. The decrease in deferred income taxes primarily reflects the utilization of a portion of the net operating loss carryforward based on first quarter earnings. The decrease in inventories reflects a slight reduction in inventory requirements in comparison to customer demand. The increase in accounts receivable reflects the timing of customer sales and the related payment terms associated with those sales. The decrease in accounts payable and accruals is due to several large payments being made in the first quarter on year-end accruals for workers' compensation and general accounts payable. The decrease in the postretirement benefit obligation reflects the excess of actual postretirement benefit claims paid over the actuarially determined annual expense. The investing activities for the first quarter of 2000 reflect a continued lower requirement for new capital equipment, as the Company finalizes its transition into a "lean manufacturing" environment. (Lean manufacturing refers to a discipline of arranging the workflow in such a manner as to minimize or eliminate any waste of materials or labor.) The investing activities also reflect the Company's investment in a joint venture, in February 2000, related to the "Casite" brand additives products. This joint venture is described in Note 2 to the Consolidated Financial Statements. The financing activities for the first quarter of 2000 reflect the working capital requirements that were primarily needed to fund the operating activity items noted above. The financing activities also reflect the amortization of the Company's long-term debt obligation that was amended effective March 30, 2000. Details of this amendment are described in Note 3 to the Consolidated Financial Statements. The financing activities also reflect the purchase and retirement of 30,000 shares of the Company's common stock. This stock repurchase was part of the common stock repurchase program that the Company announced in February 2000. This program is described in Note 4 to the Consolidated Financial Statements.

During the first quarter of 1999, the Company used $549,892 of net cash for operating activities. The realized net income and depreciation and the decrease in inventories were offset by an increase in accounts receivable, a decrease in accounts payable and accruals and a decrease in the periodic postretirement benefit obligation. The decrease in inventories was due primarily to the production issues noted in the "Cost of Sales and Gross Profit" section of this discussion. The increase in accounts receivable reflected the timing of customer sales and the related payment terms associated with those sales. The decrease in accounts payable and accruals was due to payments made on year-end accruals for compensation, workers' compensation and general accounts payable. The investing activities reflected the decreased requirement for new capital equipment, as the Company continued its transition toward a lean manufacturing environment. The investing activities also reflected the proceeds from the sale of obsolete plant equipment. The financing activities reflected the additional working capital requirements that were primarily needed to fund the operating activity items noted above. The financing activities also reflected the amortization of the Company's long-term debt obligation that resulted from a new long-term debt agreement with the Company's primary lender in late August 1998. The details of this agreement have been disclosed in prior reports.

As noted throughout the above discussion, the Company is in the process of finalizing its transition into a lean manufacturing environment. The final implementation of lean manufacturing principles, combined with the absence of the various production issues that negatively affected the Company's financial results in 1999, should result in improved cash flow in 2000. At this time, the Company anticipates that operations (which will be subject to minimal current cash outflows for U.S. income taxes due to the utilization of the net operating loss carryforwards), in combination with the balancing of available short-term lines of credit with the Company's operations, will generate cash flows sufficient to fund its working capital, capital outlays and dividend requirements through 2000.

LITIGATION CONTINGENCY

As disclosed in Note 7 to the Consolidated Financial Statements, on January 24, 2000, the Company's retirees filed a class-action lawsuit against the Company as a result of the April 1997 amendment of the Company's postretirement benefit plans. The plans were amended principally to adjust the cost-sharing provisions. The suit alleges that the Company denied class retirees and their dependents certain health insurance benefits to which the retirees have "vested" rights pursuant to the terms of the Company's collective bargaining agreements (1964 to the present). The Company has denied any wrongdoing in this suit, and intends to defend it and any related class certification vigorously. However, due to the fact that this lawsuit is in its early stages, the Company's likelihood of success in prevailing against the retirees' charges is uncertain at this time. If the retirees' position prevails, it is anticipated that a requirement to provide postretirement benefits at the pre-amendment level would have a material adverse effect on the future financial position, results of operations and cash flows of the Company. The case is scheduled for trial on June 18, 2001.

NEW ACCOUNTING STANDARDS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998, requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts for speculative purposes. The Company does periodically enter into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate borrowings. However, the fair value of such derivatives is not significant. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to materially affect its Consolidated Financial Statements.

YEAR 2000 READINESS DISCLOSURE

The Company experienced no Y2K problems on or after January 1, 2000 and does not anticipate any future material problems related to Y2K. Incremental costs relating to the Company's Y2K readiness project, primarily consisting of expenses related to use of an outside consultant, approximated $120,000 through 1998 with $10,000, $80,000 and $30,000 charged to operating expenses as incurred in 1998, 1997 and 1996, respectively (none in 1999 and 2000).

FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this commentary include forward-looking statements that describe the Company's plans, objectives, goals, expectations or projections. These forward-looking statements are identifiable by words or phrases indicating that the Company or management "expects," "anticipates," "projects," "plans" or "believes" that a particular event "should occur," "may occur," "will likely occur" or is "more likely than not," or similar statements. In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this commentary, there were many important factors that could cause actual results to be materially different from the Company's current expectations.

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

Cost of sales and operating expenses may be adversely affected by unexpected costs associated with various issues. For example, future cost of sales could be affected by unexpected expenses related to the final transition into, and future maintenance of, a lean manufacturing environment. Future operating expenses could be adversely affected, for example, by such items as unexpected large claims within the Company's self-funded group health insurance plan, increased retiree health insurance claim exposure as a result of an adverse court ruling in the current retiree health litigation discussed elsewhere in this report, or bad debt expenses related to deterioration in the credit worthiness of a customer or customers.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

As a result of the Company's amendment of its postretirement benefit plans, as discussed in Note 7 to the Consolidated Financial Statements (included in Part I, Item 1), the Company's retirees filed a class action lawsuit in the Western District of Michigan on January 24, 2000, under the Employee Retirement Income Security Act of 1974 (ERISA) and the Labor Management Relations Act of 1947 (LMRA). The suit alleges that the Company denied retirees and their dependents certain health insurance benefits to which the retirees have "vested" rights pursuant to the terms of the Company's collective bargaining agreements (1964 to the present). Specifically, the retiree class disputes the increase in their health insurance deductibles, the elimination of their prescription drug card and the requirement that they pay a portion of their health insurance premiums. The Company has denied any wrongdoing in this suit, and intends to defend it and any related class certification vigorously. However, because the lawsuit is in its very early stages, the Company's likelihood of success is uncertain at this time. If the retirees prevail, the Company anticipates that a requirement to provide postretirement benefits at the pre-amendment level would have a material adverse effect on the future financial position, results of operations and cash flows of the Company. The case is scheduled for trial on June 18, 2001.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit Number	Document

3(a)	Amended Articles of Incorporation of Hastings Manufacturing Company, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1998, are here incorporated by reference.

3(b)	Bylaws of Hastings Manufacturing Company, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended March 31, 1999, are here incorporated by reference.

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

4(c)	Second Amendment to Amended and Restated Letter Agreement, dated March 30, 2000, between Hastings Manufacturing Company and Bank One (formerly NBD Bank).

4(d)

Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(e)	Business Loan Agreement, dated as of January 24, 2000, between Hastings Manufacturing Company and Hastings City Bank.

4(f)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-K filed with the Securities and Exchange Commission on February 15, 1996, is here incorporated by reference.

4(g)	Letter Regarding Unaudited Interim Financial Information.

27	Financial Data Schedule

          (b)          Reports on Form 8-K. The Company did not file any reports on Form 8-K during the first quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000	HASTINGS MANUFACTURING COMPANY /s/Monty C. Bennett Monty C. Bennett Its Vice-President, Employee Relations, Secretary and Director

Date: May 15, 2000	/s/Thomas J. Bellgraph Thomas J. Bellgraph Its Vice-President, Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3(a)	Amended Articles of Incorporation of Hastings Manufacturing Company, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1998, are here incorporated by reference.

3(b)	Bylaws of Hastings Manufacturing Company, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended March 31, 1999, are here incorporated by reference.

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

4(c)	Second Amendment to Amended and Restated Letter Agreement, dated March 30, 2000, between Hastings Manufacturing Company and Bank One (formerly NBD Bank).

4(d)

Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(e)	Business Loan Agreement, dated as of January 24, 2000, between Hastings Manufacturing Company and Hastings City Bank.

4(f)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-K filed with the Securities and Exchange Commission on February 15, 1996, is here incorporated by reference.

4(g)	Letter Regarding Unaudited Interim Financial Information.

27	Financial Data Schedule