Form 10-Q
period 2000-06-30
HASTINGS MANUFACTURING CO
filed 2000-08-11
CIK 46109

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number

June 30, 2000	1-3574

HASTINGS MANUFACTURING COMPANY
(Exact name of registrant as specified in its charter)

Michigan (State or other Jurisdiction of Incorporation or Organization)	38-0633740 (I.R.S. Employer Identification No.)

325 North Hanover Street Hastings, Michigan (Address of Principal Executive Offices)	49058 (Zip Code)

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

Yes     X                 No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2000

Common stock, $2 par value	760,766 shares

Hastings Manufacturing Company and Subsidiaries

Contents

Part I - Financial Information
Page
Item 1 - Financial Statements:

Report on Review by Independent Certified Public Accountants	3

Condensed Consolidated Balance Sheets -
June 30, 2000 and December 31, 1999	4-5

Condensed Consolidated Statements of Income -
Three Months and Six Months Ended June 30, 2000 and 1999	6

Condensed Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2000 and 1999	7

Notes to Condensed Consolidated Financial Statements	8-9

Review by Independent Certified Public Accountants	10

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations	11-16

Item 3 - Quantitative and Qualitative Disclosures About	17
Market Risk

Part II - Other Information

Item 1 - Legal Proceedings	18

Item 4 - Submission of Matters to a Vote of Security Holders	18

Item 6 - Exhibits and Reports on Form 8-K	19-20

Report on Review by Independent Certified Public Accountants

Board of Directors
Hastings Manufacturing Company
Hastings, Michigan

We have reviewed the accompanying condensed consolidated balance sheets of Hastings Manufacturing Company and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2000 and 1999, and cash flows for the six-month periods ended June 30, 2000 and 1999, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

As described in Note 4, on January 24, 2000, a class action lawsuit was filed against the Company by its retirees with respect to the early 1997 amendment of the Company's postretirement benefit plans. The outcome of the lawsuit is uncertain at this time.

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

/s/BDO Seidman, LLP

BDO Seidman, LLP
Grand Rapids, Michigan
July 17, 2000

PART I - FINANCIAL INFORMATION

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets

Item 1.   Financial Statements

Assets	June 30, 2000	December 31, 1999

Current Assets
Cash	$ 230,820	$ 1,011,630
Accounts receivable, less allowance for possible losses of $260,000 and $230,000	5,593,361	4,836,969
Refundable income taxes	-	30,000
Inventories:
Finished products	9,000,714	9,264,412
Work in process	351,229	456,960
Raw materials	1,603,252	1,727,445
Prepaid expenses and other assets	92,594	67,690
Future income tax benefits	1,899,566	2,124,962

Total Current Assets	18,771,536	19,520,068

Property and Equipment
Land and improvements	646,717	654,871
Buildings	5,344,640	5,369,345
Machinery and equipment	20,532,675	20,273,718

	26,524,032	26,297,934
Less accumulated depreciation	18,502,070	17,762,201

Net Property and Equipment	8,021,962	8,535,733

Prepaid Pension Asset	2,254,580	2,359,980

Intangible Pension Asset	376,632	376,632

Future Income Tax Benefits	4,843,611	4,854,383

Other Assets	123,279	16,021

	$ 34,391,600	$ 35,662,817

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets

Liabilities and Stockholders' Equity	June 30, 2000	December 31, 1999

Current Liabilities
Notes payable to banks	$ 4,100,000	$ 4,000,000
Accounts payable	1,373,470	1,727,611
Accruals:
Compensation	523,292	268,543
Income taxes	19,030	61,673
Taxes other than income	182,914	142,239
Miscellaneous	70,332	425,000
Current portion of postretirement benefit obligation	1,045,756	1,045,756
Current maturities of long-term debt	1,030,000	960,000

Total Current Liabilities	8,344,794	8,630,822

Long-Term Debt, less current maturities	3,110,000	3,660,000

Pension and Deferred Compensation Obligations, less current portion	2,378,068	2,394,036

Postretirement Benefit Obligation, less current portion	13,224,861	13,715,222

Total Liabilities	27,057,723	28,400,080

Contingency (Note 4)

Stockholders' Equity
Preferred stock, $2 par value, authorized and unissued 500,000 shares	-	-
Common stock, $2 par value, 1,750,000 shares authorized; 760,766 and 790,766 shares issued and outstanding	1,521,532	1,581,532
Additional paid-in capital	313,907	313,907
Retained earnings	7,566,542	7,347,532
Accumulated other comprehensive income (Note 3):
Cumulative foreign currency translation adjustment	(868,549)	(780,679)
Pension liability adjustment	(1,199,555)	(1,199,555)

Total accumulated other comprehensive income	(2,068,104)	(1,980,234)

Total Stockholders' Equity	7,333,877	7,262,737

	$ 34,391,600	$ 35,662,817

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Income

	Three months ended		Six months ended
June 30,	2000	1999	2000	1999

Net Sales	$ 9,610,963	$ 9,738,166	$ 18,513,186	$ 18,697,297
Cost of Sales	6,651,316	6,870,929	12,770,053	13,468,483

Gross profit	2,959,647	2,867,237	5,743,133	5,228,814

Operating Expenses
Advertising	64,143	84,306	126,853	154,607
Selling	798,531	781,863	1,584,270	1,518,573
General and administrative	1,538,703	1,425,072	2,865,877	2,785,112

	2,401,377	2,291,241	4,577,000	4,458,292

Operating income	558,270	575,996	1,166,133	770,522

Other Expense (Income)
Interest expense	179,227	153,705	330,999	300,792
Other, net	(4,768)	(4,281)	(23,228)	(41,485)

	174,459	149,424	307,771	259,307

Income before income tax expense	383,811	426,572	858,362	511,215

Income Tax Expense	155,000	171,000	347,000	210,000

Net Income	$ 228,811	$ 255,572	$ 511,362	$ 301,215

Basic and Diluted Net Income Per Share of Common Stock (Note 2)	$.31	$.33	$.68	$.39

Dividends Per Share of Common Stock	$.08	$.08	$.16	$.16

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six months ended June 30,	2000	1999

Operating Activities
Net income	$ 511,362	$ 301,215
Adjustments to reconcile net income to net cash from (for)
operating activities:
Depreciation	768,517	732,779
Deferred income taxes	241,000	151,000
Gain on sale of property and equipment	-	(42,300)
Change in postretirement benefit obligation	(490,361)	(346,766)
Changes in operating assets and liabilities:
Accounts receivable	(777,694)	(102,984)
Refundable income taxes	30,000	-
Inventories	450,441	(201,969)
Prepaid expenses and other current assets	(24,948)	17,712
Other assets	72,768	176,347
Accounts payable and accruals	(459,691)	(787,811)

Net cash from (for) operating activities	321,394	(102,777)

Investing Activities
Capital expenditures	(287,028)	(510,996)
Proceeds from sale of property and equipment	-	42,300
Investment in joint venture	(75,000)	-

Net cash for investing activities	(362,028)	(468,696)

Financing Activities
Proceeds from issuance of notes payable to banks	3,400,000	4,400,000
Principal payments on notes payable to banks	(3,300,000)	(3,600,000)
Principal payments on long-term debt	(480,000)	(660,000)
Repurchase of common stock	(230,629)	-
Dividends paid	(121,723)	(126,324)

Net cash from (for) financing activities	(732,352)	13,676

Effect of Exchange Rate Changes on Cash	(7,824)	6,522

Net Decrease in Cash	(780,810)	(551,275)

Cash, beginning of period	1,011,630	635,773

Cash, end of period	$ 230,820	$ 84,498

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$359,776	$315,262
Income taxes, net of refunds	123,091	40,102

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1

Basis of Presentation

In the opinion of the management of Hastings Manufacturing Company and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position as of June 30, 2000, and the results of operations for the three months and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999.

The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the expected results for all of 2000.

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

Note 2	Earnings Per Share A reconciliation of the numerators and denominators used in the "basic" and "diluted" earnings per share (EPS) calculations follows:

	Three months ended		Six months ended
June 30,	2000	1999	2000	1999

Numerator:
Net income used for both basic and diluted EPS calculation	$228,811	$255,572	$511,362	$301,215

Denominator:
Weighted average shares outstanding for the period - used for basic EPS calculation	745,046	775,046	752,299	775,046
Dilutive effect of stock options and contingently issuable shares	-	-	-	-
Weighted average shares outstanding for the period - used for diluted EPS calculation	745,046	775,046	752,299	775,046

Hastings Manufacturing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 3	Comprehensive Income Comprehensive income and its components consist of the following:

	Three months ended		Six months ended
June 30,	2000	1999	2000	1999

Net income	$228,811	$255,572	$511,362	$301,215
Other comprehensive income,
net of tax:
Foreign currency
translation adjustments	(68,823)	105,084	(87,870)	153,317
Minimum pension
liability adjustment	-	-	-	-

Other comprehensive income	(68,823)	105,084	(87,870)	153,317

Comprehensive income	$159,988	$360,656	$423,492	$454,532

Accumulated comprehensive income totaled $2,068,104 and $1,980,234 at June 30, 2000 and December 31, 1999, respectively.

Note 4

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

Hastings Manufacturing Company and Subsidiaries

Review by Independent Certified Public Accountants

The June 30, 2000 and 1999 condensed consolidated financial statements included in Quarterly Report on Form 10-Q have been reviewed by BDO Seidman, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

2000 Compared to 1999

Net sales in the second quarter of 2000 decreased $127,203, or 1.3%, from $9,738,166 in the second quarter of 1999 to $9,610,963. Net sales for the first half of 2000 have decreased $184,111, or 1.0%, from $18,697,297 in the first half of 1999 to $18,513,186. The overall net sales decrease widened slightly in the second quarter of 2000, reflecting year-to-date sales declines in the private brand and original equipment markets and Canadian aftermarket, offset by a sales increase in the export market. The volume in the domestic aftermarket has been relatively flat throughout the first half of 2000. The decreases in the private brand and original equipment markets are primarily due to the loss of certain customers through market consolidations. The improvement in the export market reflects a continued sales recovery by one of the Company's primary export customers.

1999 Compared to 1998

Net sales in the second quarter of 1999 decreased $890,004, or 8.4%, from the second quarter of 1998. For the first half of 1999, net sales decreased $1,876,891, or 9.1%, from the first half of 1998. The decrease in the Company's net sales reflected declines in the domestic aftermarket and export markets, combined with relatively flat volume observed in the private brand and original equipment areas. The decline in the domestic aftermarket reflected an industry-wide softness in the replacement parts market through the first half of 1999. The export volume decline reflected the adverse effect of specific political and economic factors in the foreign countries where the Company conducts business, combined with the effects of realigning the distribution channel within one of the Company's major foreign markets.

COST OF SALES AND GROSS PROFIT

2000 Compared to 1999

Cost of sales in the second quarter of 2000 decreased $219,613, or 3.2%, from the second quarter of 1999. For the first half of 2000, cost of sales decreased $698,430, or 5.2%, from the first half of 1999. The gross profit margin on net sales increased for the second quarter of 2000, from 29.4% for the second quarter of 1999, to 30.8%. For the first half of 2000, the gross profit margin on net sales also increased, from 28.0% in the first half of 1999, to 31.0%. The gross profit margin on net sales for the second quarter of 2000 narrowed slightly from the first quarter level of 31.3% due to the increase in the export sales volume. The export piston ring market has traditionally generated a lower gross profit margin than domestic sales as a result of the lower pricing offered due to the lower level of operating expenses that are required to service its sales volume. The overall decrease in cost of sales and the improved gross profit margin on net sales in the first half of 2000 are primarily the result of non-recurring costs that negatively affected the 1999 figures. These 1999 costs were associated with the conversion and start-up of various production processes. As a result of this conversion, productivity levels were not at their anticipated needs. In order to cover these production deficiencies and further improve production levels, the Company incurred additional labor and overhead costs throughout 1999. The Company believes that these issues have been substantially addressed and, as a result, the gross profit margin achieved in the first half of 2000 has returned to historic levels.

1999 Compared to 1998

Cost of sales in the second quarter of 1999 decreased $392,292, or 5.4%, from the second quarter of 1998. For the first half of 1999, cost of sales decreased $566,718, or 4.0%, from the first half of 1998. The gross profit margin on sales declined for the second quarter of 1999, from 31.7% for the second quarter of 1998, to 29.4%. For the first half of 1999, the gross profit margin on net sales also declined, from 31.8% in the first half of 1998, to 28.0%. Given the net sales decline noted above, a larger cost of sales decline, with a higher relative gross profit margin, would have been anticipated. However, the 1999 cost of sales and gross profit margin on sales were negatively affected by the non-recurring costs and the additional labor and overhead costs discussed above. Had these costs not occurred, the gross profit margin for the second quarter of 1999 would have approached the 31.7% from the same period in 1998.

OPERATING EXPENSES

2000 Compared to 1999

Total operating expenses for the second quarter of 2000 increased $110,136, or 4.8%, from the second quarter of 1999. For the first half of 2000, total operating expenses increased $118,708, or 2.7%, from the first half of 1999. Advertising costs for the second quarter of 2000 decreased $20,163, or 23.9%, from the second quarter of 1999. For the first half of 2000, advertising costs decreased $27,754, or 18.0%, from the first half of 1999. These decreases reflect a decline in co-op advertising and printed material costs, offset slightly by increases in various advertising support costs. Selling costs for the second quarter of 2000 increased $16,668, or 2.1%, from the second quarter of 1999. For the first half of 2000, selling costs increased $65,697, or 4.3%, from the first half of 1999. These increases reflect a slight decrease in volume-driven agents commissions, offset by increases in various sales personnel and selling support costs. General and administrative costs for the second quarter of 2000 increased $113,631, or 8.0%, from the second quarter of 1999. For the first half of 2000, general and administrative costs increased $80,765, or 2.9%, from the first half of 1999. These increases reflect a decrease in general personnel support costs, offset by increases in performance based personnel costs, employee training, legal and professional fees and insurance costs. The increase in legal and professional fees is related to the Company's retirees class-action lawsuit described in Note 4 to the accompanying Condensed Consolidated Financial Statements. The increased insurance cost represents the deductible portion of an insured fire loss that took place in the second quarter of 2000, within the finished goods storage area of the Company's production facility. The effect of this event on the Company's ability to service its customers, and its effect on current and future earnings, is minimal.

1999 Compared to 1998

Total operating expenses for the second quarter of 1999 decreased $79,137, or 3.3%, from the second quarter of 1998. For the first half of 1999, total operating expenses decreased $273,812, or 5.8%, from the first half of 1998. Advertising expenses for the second quarter of 1999 decreased $8,182, or 8.8%, from the second quarter of 1998. For the first half of 1999, advertising expenses decreased $35,447, or 18.7%, from the first half of 1998. These decreases reflected a reduction in advertising support costs in 1999, combined with the inclusion, in 1998, of a biannual customer service tips manual. Selling expenses for the second quarter of 1999 declined $51,919, or 6.2%, from the second quarter of 1998. Selling expenses for the first half of 1999 declined $75,245, or 4.7%, from the first half of 1998. These decreases reflected a decrease in various volume-driven selling support costs, partially offset by a slight increase in sales promotion costs. General and administrative expenses decreased $19,036, or 1.3%, from the second quarter of 1998. For the first half of 1999, general and administrative expenses decreased $163,120, or 5.5%, from the first half of 1998. These decreases reflected the inclusion, in 1998, of approximately $50,000 of severance costs related to staffing reductions, combined with a reduction, in 1999, of certain personnel support costs.

OTHER EXPENSES

2000 Compared to 1999

Other expenses netted to $174,459 for the second quarter of 2000, compared to $149,424 for the second quarter of 1999. For the first half of 2000, these expenses netted to $307,771, versus a net expense of $259,307 for the first half of 1999. These increases reflect a higher interest expense in 2000 related to increased utilization of the Company's short-term lines of credit, combined with a decrease in "other, net" income. The other, net income in 2000 primarily reflects the income derived from the Company's investment in a joint venture, in February 2000, related to the "Casite" brand additives products. Details of this joint venture were described in Note 1 to the Company's December 31, 1999 Consolidated Financial Statements. There was no income or expense generated by this joint venture in 1999. The other, net income for 1999 primarily reflects a gain on the sale of obsolete equipment.

1999 Compared to 1998

Other expenses netted to $149,424 for the second quarter of 1999, compared to $100,555 for the second quarter of 1998. For the first half of 1999, these expenses netted to $259,307, compared to a net expense of $202,592, for the first half of 1998. These increases reflected a higher interest expense on the Company's long-term debt associated with the restructuring of its debt obligations in late August of 1998. As indicated above, the other, net expense for the first half of 1999 primarily reflected the gain on sale of obsolete plant equipment.

TAXES ON INCOME

The 2000 and 1999 year-to-date effective tax rates of 40.4% and 41.1%, respectively, are higher than the domestic statutory federal tax rate of 34.0% due primarily to the impact of various state income taxes and the impact of a higher statutory rate applicable to the earnings of the Canadian subsidiary.

As of June 30, 2000, the Company recorded net deferred income tax assets of $6,743,177. The major components of those assets are the tax effects of the net operating loss carryforwards and net accrued retirement and postretirement benefit obligations. The realization of these recorded benefits is dependent upon the generation of future taxable income. Management believes that it is more likely than not that adequate levels of future taxable income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations and the remaining net deductible temporary differences. In addition, based upon projected foreign source income, management believes that is more likely than not that the foreign tax credits, net of a valuation allowance at June 30, 2000, will be utilized prior to their expiration.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements continue to be for operating expenses such as labor costs, and for funding accounts receivable, capital expenditures and long-term debt service. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. In late March 2000, the Company entered into an agreement with its primary lender to amend the terms of its short- and long-term debt obligations. The amendment increased the short-term line available to the Company from $3,000,000 to $3,500,000. The amendment also modified the payment schedule of the Company's long-term debt obligation, and provides the primary lender with a security position in certain assets of the Company. Complete details of this amendment were described in Note 12 to the Company's December 31, 1999 Consolidated Financial Statements. As a result of this amendment, and based on an anticipated improvement in profitability, the Company expects to generate sufficient future funds from operations and bank borrowings to fund its growth and operating needs. Total short-term lines available to the Company as of June 30, 2000 totaled $5,700,000, of which $1,600,000 was unused.

During the first half of 2000, the Company generated $321,394 of net cash from operating activities. The realized net income, depreciation and decreases in deferred income taxes and inventories were offset by an increase in accounts receivable, and decreases in accounts payable and accruals and the postretirement benefit obligation. The decrease in deferred income taxes primarily reflects the utilization of a portion of the tax net operating loss carryforward based on earnings for the first half of the year. The decrease in inventories reflects a slight reduction in inventory requirements in relation to customer demand. The increase in accounts receivable reflects the timing of customer sales and the related payment terms associated with those sales. The decrease in accounts payable and accruals is due to several large payments being made in the first half of 2000 related to workers' compensation insurance and general accounts payable. The decrease in the postretirement benefit obligation reflects the excess of actual postretirement benefit claims paid over the actuarially determined annual expense. The investing activities for the first half of 2000 reflect a lower requirement for new capital equipment, as the Company completes its transition into a "lean manufacturing" environment. (Lean manufacturing refers to a discipline of arranging the workflow in such a manner as to minimize or eliminate any waste of materials or labor.) The investing activities also reflect the Company's investment in a joint venture, in February 2000, related to the "Casite" brand additives products. This joint venture was described in Note 1 to the Company's December 31, 1999 Consolidated Financial Statements. The financing activities for the first half of 2000 reflect the working capital requirements that were primarily needed to fund the operating activity items noted above. The financing activities also reflect the amortization of the Company's long-term debt obligation that was amended effective March 30, 2000. Details of this amendment were described in Note 12 to the Company's December 31, 1999 Consolidated Financial Statements. The financing activities also reflect the purchase and retirement of 30,000 shares of the Company's common stock. This stock repurchase was part of the common stock repurchase program that the Company announced in February 2000. This program was described in Note 8 to the Company's December 31, 1999 Consolidated Financial Statements.

During the first half of 1999, the Company used $102,777 of net cash for operating activities. The realized net income, depreciation and decreases in other assets and deferred income taxes were offset by increases in accounts receivable and inventories and decreases in accounts payable and accruals and the postretirement benefit obligation. The explanations for most of these cash items are consistent with the detail noted above relating to the first half of 2000. The decrease in other assets was due to the reduction of the prepaid pension asset through the recognition of the expected pension expense for 1999. The decrease in the deferred income taxes resulted from the partial utilization of the tax net operating loss carryforward based on earnings for the first half of 1999. The increase in accounts receivable reflected the timing of customer sales and the related payment terms associated with those sales. The decrease in accounts payable and accruals reflected the payment of several large accruals in the first half of 1999 related to compensation, workers' compensation insurance and general accounts payable. The investing activities for the first half of 1999 reflected the decreased requirement for capital equipment, as the Company continued its transition toward a lean manufacturing environment. The investing activities also reflected the proceeds from the sale of obsolete plant equipment. The financing activities for the first half of 1999 reflected the additional working capital requirements that were primarily needed to fund the operating activity items noted above. The financing activities also reflect the amortization of the Company's long-term debt obligation that resulted from a new long-term debt agreement with the Company's primary lender in late August 1998. The details of this agreement have been disclosed in prior reports.

As noted throughout the above discussion, the Company is in the final stages of its transition into a lean manufacturing environment. The final implementation of lean manufacturing principles, combined with the absence of the various production issues that negatively affected the Company's financial results in 1999, should result in improved cash flow for the remainder of 2000. At this time, the Company anticipates that operations (which will be subject to minimal current cash outflows for U.S. income taxes due to the utilization of the net operating loss carryforwards), in combination with the balancing of available short-term lines of credit with our operations, will generate cash flows sufficient to fund its working capital, capital outlays and dividend requirements through 2000.

LITIGATION CONTINGENCY

As disclosed in Note 4 to the accompanying Condensed Consolidated Financial Statements, on January 24, 2000, the Company's retirees filed a class-action lawsuit against the Company as a result of the April 1997 amendment of the Company's postretirement benefit plans. The plans were amended principally to adjust the cost-sharing provisions. The suit alleges that the Company denied class retirees and their dependents certain health insurance benefits to which the retirees had a "vested" right pursuant to the terms of the Company's collective bargaining agreements (1964 to the present). The Company has denied any wrongdoing in this suit, and intends to defend it and any related class certification vigorously. However, due to the fact that this lawsuit is in its early stages, the Company's ultimate success in prevailing against the retirees' charges is uncertain at this time. If the retirees' position prevails, it is anticipated that a requirement to provide postretirement benefits at the pre-amendment level would have a material adverse effect on the future financial position, results of operations and cash flows of the Company. The case is scheduled for trial in June 2001.

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

Anticipated future sales are subject to competitive pressures from many sources. As an example, future sales could be affected by consolidation within the automotive replacement parts industry, whereby the Company could lose sales due to a competitor purchasing a current customer of the Company. Future sales could also be affected by current and future political and economic factors in the foreign markets where the Company conducts business.

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

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

For a discussion of pending litigation involving the Company, see Note 4 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q, which is here incorporated by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company's 2000 annual meeting of shareholders was held on May 9, 2000. The purposes of the meeting were to (1) elect directors and (2) transact any other business that may have properly come before the meeting:

The name of each director elected at the meeting (along with the number of votes cast for, against or authority withheld) and the name of each other director whose term of office as a director continued after the meeting follows:

Elected Director	For	Against	Authority withheld
Mark R.S. Johnson	670,064	-	8,218
Dale W. Koop	670,064	-	8,218
Douglas A. DeCamp	670,064	-	8,218

Directors who continue to serve
Andrew F. Johnson
Neil A. Gardner
Monty C. Bennett
William R. Cook
Richard L. Foster

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

4(c)

Second Amendment to Amended and Restated Letter Agreement, dated March 30, 2000, between Hastings Manufacturing Company and Bank One (formerly NBD Bank), filed as an exhibit to Form 10-Q Quarterly Report for the period ended March 31, 2000, is here incorporated by reference.

4(d)

Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(e)

Business Loan Agreement, dated as of January 24, 2000, between Hastings Manufacturing Company and Hastings City Bank, filed as an exhibit to Form 10-Q Quarterly Report for the period ended March 31, 2000, is here incorporated by reference.

4(f)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-K filed with the Securities and Exchange Commission on February 15, 1996, is here incorporated by reference.

15	Letter Regarding Unaudited Interim Financial Information.

27	Financial Data Schedule

(b)	Reports on Form 8-K. The Company did not file any reports on Form 8-K during the second quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASTINGS MANUFACTURING COMPANY

Date: August 11, 2000	/s/Monty C. Bennett Monty C. Bennett Its Vice-President, Employee Relations, Secretary and Director

Date: August 11, 2000	/s/Thomas J. Bellgraph Thomas J. Bellgraph Its Vice-President, Finance

EXHIBIT INDEX

Exhibit Number	Document

3(a)	Amended Articles of Incorporation of Hastings Manufacturing Company, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1998, are here incorporated by reference.

3(b)	Bylaws of Hastings Manufacturing Company, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended March 31, 1999, are here incorporated by reference.

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

4(c)

Second Amendment to Amended and Restated Letter Agreement, dated March 30, 2000, between Hastings Manufacturing Company and Bank One (formerly NBD Bank), filed as an exhibit to Form 10-Q Quarterly Report for the period ended March 31, 2000, is here incorporated by reference.

4(d)

Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(e)

Business Loan Agreement, dated as of January 24, 2000, between Hastings Manufacturing Company and Hastings City Bank, filed as an exhibit to Form 10-Q Quarterly Report for the period ended March 31, 2000, is here incorporated by reference.

4(f)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-K filed with the Securities and Exchange Commission on February 15, 1996, is here incorporated by reference.

15	Letter Regarding Unaudited Interim Financial Information.

27	Financial Data Schedule