Form 10-Q
period 2000-09-30
HASTINGS MANUFACTURING CO
filed 2000-11-14
CIK 46109

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number

September 30, 2000	1-3574

HASTINGS MANUFACTURING COMPANY
(Exact name of registrant as specified in its charter)

Michigan (State or other Jurisdiction of Incorporation or Organization)	38-0633740 (I.R.S. Employer Identification No.)

325 North Hanover Street Hastings, Michigan (Address of Principal Executive Offices)	49058 (Zip Code)

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

Yes     X                 No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 19, 2000

Common stock, $2 par value	760,766 shares

Hastings Manufacturing Company and Subsidiaries

Contents

Part I - Financial Information
Page
Item 1 - Financial Statements:

Report on Review by Independent Certified Public
Accountants	3

Condensed Consolidated Balance Sheets -
September 30, 2000 and December 31, 1999	4-5

Condensed Consolidated Statements of Income -
Three Months and Nine Months Ended September 30, 2000 and 1999	6

Condensed Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 2000 and 1999	7

Notes to Condensed Consolidated Financial Statements	8-10

Review by Independent Certified Public Accountants	11

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations	12-18

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	18

Part II - Other Information

Item 1 - Legal Proceedings	19

Item 6 - Exhibits and Reports on Form 8-K	19-20

Report on Review by Independent Certified Public Accountants

Board of Directors
Hastings Manufacturing Company
Hastings, Michigan

We have reviewed the accompanying condensed consolidated balance sheets of Hastings Manufacturing Company (the "Company") and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999, and cash flows for the nine-month periods ended September 30, 2000 and 1999, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

/s/BDO Seidman, LLP

BDO Seidman, LLP
Grand Rapids, Michigan
October 19, 2000

PART I - FINANCIAL INFORMATION

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets

Item 1.          Financial Statements

Assets	September 30, 2000	December 31, 1999

Current Assets
Cash	$74,655	$1,011,630
Accounts receivable, less allowance for possible losses of $150,000 and $230,000	4,971,649	4,836,969
Refundable income taxes	5,930	30,000
Inventories:
Finished products	9,568,113	9,264,412
Work in process	222,096	456,960
Raw materials	1,462,555	1,727,445
Prepaid expenses and other assets	76,191	67,690
Future income tax benefits	1,892,566	2,124,962

Total Current Assets	18,273,755	19,520,068

Property and Equipment
Land and improvements	642,571	654,871
Buildings	5,343,037	5,369,345
Machinery and equipment	20,958,033	20,273,718

	26,943,641	26,297,934
Less accumulated depreciation	18,870,952	17,762,201

Net Property and Equipment	8,072,689	8,535,733

Prepaid Pension Asset	2,456,814	2,359,980

Intangible Pension Asset	376,632	376,632

Future Income Tax Benefits	4,845,876	4,854,383

Other Assets	127,871	16,021

	$34,153,637	$35,662,817

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets

Liabilities and Stockholders' Equity	September 30, 2000	December 31, 1999

Current Liabilities
Notes payable to banks	$4,500,000	$4,000,000
Accounts payable	1,559,301	1,727,611
Accruals:
Compensation	410,450	268,543
Income taxes	9,963	61,673
Taxes other than income	184,462	142,239
Miscellaneous	17,572	425,000
Current portion of postretirement benefit obligation	1,045,756	1,045,756
Current maturities of long-term debt	1,065,000	960,000

Total Current Liabilities	8,792,504	8,630,822

Long-Term Debt, less current maturities	2,835,000	3,660,000

Pension and Deferred Compensation Obligations, less current portion	2,369,842	2,394,036

Postretirement Benefit Obligation, less current portion	12,903,147	13,715,222

Total Liabilities	26,900,493	28,400,080

Contingency (Note 4)

Stockholders' Equity
Preferred stock, $2 par value, authorized and unissued 500,000 shares	-	-
Common stock, $2 par value, 1,750,000 shares authorized; 760,766 and 790,766 shares issued and outstanding	1,521,532	1,581,532
Additional paid-in capital	313,907	313,907
Retained earnings	7,531,012	7,347,532
Accumulated other comprehensive income (Note 3):
Cumulative foreign currency translation adjustment	(913,752)	(780,679)
Pension liability adjustment	(1,199,555)	(1,199,555)

Total accumulated other comprehensive income	(2,113,307)	(1,980,234)

Total Stockholders' Equity	7,253,144	7,262,737

	$34,153,637	$35,662,817

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Income

	Three months ended		Nine months ended
September 30,	2000	1999	2000	1999

Net Sales	$7,998,550	$8,977,347	$26,511,736	$27,674,644
Cost of Sales	5,613,643	6,605,965	18,383,696	20,074,448

Gross profit	2,384,907	2,371,382	8,128,040	7,600,196

Operating Expenses
Advertising	93,615	44,726	220,468	199,333
Selling	745,335	712,926	2,329,605	2,231,499
General and administrative	1,354,854	1,361,764	4,220,731	4,146,876

	2,193,804	2,119,416	6,770,804	6,577,708

Operating income	191,103	251,966	1,357,236	1,022,488

Other Expense (Income)
Interest expense	169,090	149,635	500,089	450,427
Other, net	(20,318)	(1,234)	(43,546)	(42,719)

	148,772	148,401	456,543	407,708

Income before income tax expense	42,331	103,565	900,693	614,780

Income Tax Expense	17,000	41,000	364,000	251,000

Net Income	$25,331	$62,565	$536,693	$363,780

Basic and Diluted Net Income Per Share of Common Stock (Note 2)	$.03	$.08	$.72	$.47

Dividends Per Share of Common Stock	$.08	$.08	$.24	$.24

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30,	2000	1999

Operating Activities
Net income	$536,693	$363,780
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation	1,152,369	1,099,593
Deferred income taxes	248,000	180,000
Gain on sale of property and equipment	(14,529)	(42,300)
Change in postretirement benefit obligation	(812,075)	(686,354)
Changes in operating assets and liabilities:
Accounts receivable	(167,799)	493,742
Refundable income taxes	23,945	-
Inventories	132,143	(402,006)
Prepaid expenses and other current assets	(8,772)	(35,273)
Other assets	(134,058)	259,054
Accounts payable and accruals	(448,027)	(921,989)

Net cash from operating activities	507,890	308,247

Investing Activities
Capital expenditures	(737,728)	(823,408)
Proceeds from sale of property and equipment	14,529	42,300
Investment in joint venture	(75,000)	-

Net cash for investing activities	(798,199)	(781,108)

Financing Activities
Proceeds from issuance of notes payable to banks	6,700,000	6,300,000
Principal payments on notes payable to banks	(6,200,000)	(5,200,000)
Principal payments on long-term debt	(720,000)	(990,000)
Repurchase of common stock	(230,629)	-
Dividends paid	(182,584)	(189,486)

Net cash for financing activities	(633,213)	(79,486)

Effect of Exchange Rate Changes on Cash	(13,453)	7,483

Net Decrease in Cash	(936,975)	(544,864)

Cash, beginning of period	1,011,630	635,773

Cash, end of period	$74,655	$90,909

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$517,197	$469,714
Income taxes, net of refunds	150,133	101,585

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1

Basis of Presentation

In the opinion of the management of Hastings Manufacturing Company and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three months and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999.

The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the expected results for all of 2000.

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

Note 2	Earnings Per Share A reconciliation of the numerators and denominators used in the "basic" and "diluted" earnings per share (EPS) calculations follows:

	Three months ended		Nine months ended

September 30,	2000	1999	2000	1999

Numerator:
Net income used for both basic and diluted EPS calculation	$25,331	$62,565	$536,693	$363,780

Denominator:
Weighted average shares outstanding for the period - used for basic EPS calculation	745,046	775,046	749,864	775,046
Dilutive effect of stock options and contingently issuable shares	-	-	-	-
Weighted average shares outstanding for the period - used for diluted EPS calculation	745,046	775,046	749,864	775,046

Hastings Manufacturing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 3	Comprehensive Income Comprehensive income and its components consist of the following:

	Three months ended		Nine months ended

September 30,	2000	1999	2000	1999

Net income	$25,331	$62,565	$536,693	$363,780
Other comprehensive income,
net of tax:
Foreign currency
translation adjustments	(45,203)	(2,160)	(133,073)	151,157
Minimum pension
liability adjustment	-	-	-	-

Other comprehensive income	(45,203)	(2,160)	(133,073)	151,157

Comprehensive income	$(19,872)	$60,405	$403,620	$514,937

Accumulated comprehensive income totaled $2,113,307 and $1,980,234 at September 30, 2000 and December 31, 1999, respectively.

Note 4

Contingency

In early April 1997, the Company announced the amendment of its postretirement benefit plans, principally to adjust the cost-sharing provisions. As a result of the amendment, the Company's retirees filed a class action lawsuit in the Western District of Michigan on January 24, 2000, under the Employee Retirement Income Security Act of 1974 (ERISA) and the Labor Management Relations Act of 1947 (LMRA). The suit alleges that the Company denied retirees and their dependents certain health insurance benefits to which the retirees have "vested" rights pursuant to the terms of the Company's collective bargaining agreements (1964 to the present). Specifically, the retiree class disputes the increase in their health insurance deductibles, the elimination of their prescription drug card and the requirement that they pay a portion of their health insurance premiums. The Company has denied any wrongdoing in this suit, and intends to defend it and any related class certification vigorously. However, because the lawsuit is in its early stages, the Company's ultimate chances of success are uncertain. If the retirees prevail, the Company anticipates that a requirement to provide postretirement benefits at the pre-amendment level would have a material adverse effect on the future financial position, results of operations and cash flows of the Company. The case is scheduled for trial on June 18, 2001.

Hastings Manufacturing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 5

Long-term Debt

The Company's term loan agreement requires it to maintain certain financial balances and ratios and limits the amount of cash dividends. The Company has obtained a waiver from the bank for its noncompliance with one of these restrictions as of September 30, 2000.

Hastings Manufacturing Company and Subsidiaries

Review by Independent Certified Public Accountants

The September 30, 2000 and 1999 condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been reviewed by BDO Seidman, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

2000 Compared to 1999

Net sales in the third quarter of 2000 decreased $978,797, or 10.9%, from $8,977,347 in the third quarter of 1999 to $7,998,550. Net sales for the first nine months of 2000 decreased $1,162,908, or 4.2%, from $27,674,644 in the first nine months of 1999 to $26,511,736. The overall net sales decrease widened in the third quarter of 2000 reflecting year-to-date sales declines in the domestic aftermarket, private brand and original equipment markets and Canadian aftermarket, partially offset by a modest increase in the export market. The sales decreases in the domestic and Canadian aftermarket reflect an industry-wide softness in the replacement parts industry. The Company is currently evaluating the depth of this softness in the replacement parts market and is developing operating options to help offset that softness. The decreases in the private brand and original equipment markets are primarily due to the loss of certain customers through market consolidations. The improvement in the export market reflects a continued sales recovery by one of the Company's primary export customers.

1999 Compared to 1998

Net sales in the third quarter of 1999 decreased $278,459, or 3.0% from the third quarter of 1998. For the first nine months of 1999, net sales decreased $2,155,350, or 7.2%, from the first nine months of 1998. The decrease in the Company's net sales for the first nine months of 1999 primarily reflected a decline in the Company's export volume, as first half sales declines in the domestic aftermarket and private brand and original equipment markets narrowed during the third quarter of 1999. The export volume was negatively affected by specific political and economic factors in the foreign countries where the Company conducts business, combined with the effects of realigning the distribution channel within one of the Company's major foreign markets.

COST OF SALES AND GROSS PROFIT

2000 Compared to 1999

Cost of sales in the third quarter of 2000 decreased $992,322, or 15.0%, from the third quarter of 1999. For the first nine months of 2000, cost of sales decreased $1,690,752, or 8.4%, from the first nine months of 1999. The gross profit margin on net sales increased for the third quarter of 2000, from 26.4% for the third quarter of 1999, to 29.8%. For the first nine months of 2000, the gross profit margin on net sales also increased, from 27.5% in the first nine months of 1999, to 30.7%. The gross profit margin on net sales for the third quarter of 2000 narrowed slightly from the six-month level of 30.8%, due to a change in the Company's sales mix. As noted earlier, sales in the domestic aftermarket were down through the first three quarters of 2000 due to an overall softness in the replacement parts market. Sales in the domestic piston ring aftermarket have traditionally carried a higher gross profit margin in order to support the higher level of operating expenses that are necessary to support that volume. In addition, the Company has experienced an increase in export sales volume. The export piston ring sales volume has traditionally carried a lower gross profit margin than domestic sales as a result of the lower pricing offered due to the lower level of operating expenses (not included in cost of sales) that are required to service that volume. Finally, the negative effects of these items on the gross profit margin were slightly offset by lower raw materials costs, which were the result of favorable pricing received from suppliers based on the volume of raw materials purchased during the quarter. The overall decrease in cost of sales and the improved gross profit margin on net sales for the first nine months of 2000 are primarily the result of non-recurring costs that negatively affected the 1999 figures. Those 1999 costs were associated with the conversion and start-up of various production processes. As a result of that conversion, productivity levels were not at their anticipated needs. In order to cover the production deficiencies, and thus improve production levels, the Company incurred additional labor and overhead costs throughout 1999. The Company believes that those issues have been substantially addressed and, as a result, the gross profit margin achieved in the first nine months of 2000 has returned to more historic levels.

1999 Compared to 1998

Cost of sales in the third quarter of 1999 increased $102,176, or 1.6%, from the third quarter of 1998. For the first nine months of 1999, cost of sales decreased $464,542, or 2.3%, from the first nine months of 1998. The gross profit margin on net sales declined for the third quarter of 1999, from 29.7% for the third quarter of 1998, to 26.4%. For the first nine months of 1999, the gross profit margin on net sales also declined, from 31.1% in the first nine months of 1998, to 27.5%. Given the net sales decline noted above, a larger cost of sales decline, with a higher relative gross profit margin, would have been anticipated. However, the 1999 cost of sales and gross profit margin on sales were negatively affected by the non-recurring costs and the additional labor and overhead costs discussed above. Had these costs not occurred, the gross profit margin for the third quarter of 1999 would have approached the 29.7% from the same period in 1998.

OPERATING EXPENSES

2000 Compared to 1999

Total operating expenses for the third quarter of 2000 increased $74,388, or 3.5%, from the third quarter of 1999. For the first nine months of 2000, total operating expenses increased $193,096, or 2.9%, from the first nine months of 1999. Advertising costs for the third quarter of 2000 increased $48,889, or 109.3%, from the third quarter of 1999. For the first nine months of 2000, advertising costs increased $21,135, or 10.6%, from the first nine months of 1999. These increases reflect an influx of co-op advertising costs in the third quarter of 2000, combined with the costs related to a new piston ring catalog in 2000 that have been incurred throughout the year. Selling costs for the third quarter of 2000 increased $32,409, or 4.5%, from the third quarter of 1999. For the first nine months of 2000, selling costs increased $98,106, or 4.4%, from the first nine months of 1999. These increases reflect a slight decrease in volume-driven agents' commissions, offset by increases in various sales personnel and selling support costs. General and administrative costs for the third quarter of 2000 decreased $6,910, or 0.5%, from the third quarter of 1999. This decrease reflects the reversal of previously accrued performance-based personnel costs, offset substantially by increases in general personnel support costs and legal and professional fees. For the first nine months of 2000, general and administrative costs increased $73,855, or 1.8%, from the first nine months of 1999. This increase reflects slight year-to-date increases in the aforementioned general personnel support costs and legal and professional fees, combined with an increase in insurance costs. The increase in legal and professional fees is related to the Company's retirees class-action lawsuit described in Note 4 to the accompanying Condensed Consolidated Financial Statements. The increased insurance cost represents the deductible portion of an insured fire loss that took place in April 2000 within the finished goods storage area of the Company's production facility. The effect of this event on the Company's ability to service its customers, and its effect on earnings, has been minimal.

1999 Compared to 1998

Total operating expenses for the third quarter of 1999 decreased $66,105, or 3.0%, from the third quarter of 1998. For the first nine months of 1999, total operating expenses decreased $339,917, or 4.9%, from the first nine months of 1998. Advertising costs for the third quarter of 1999 decreased $5,508, or 11.0%, from the third quarter of 1998. For the first nine months of 1999, advertising costs decreased $40,955, or 17.0%, from the first nine months of 1998. These decreases reflected a reduction in advertising support costs in 1999, combined with the inclusion, in 1998, of a biannual customer service tips manual. Selling costs for the third quarter of 1999 decreased $4,932, or 0.7%, from the third quarter of 1998. Selling costs for the first nine months of 1999 decreased $80,177, or 3.5%, from the first nine months of 1998. These decreases reflected a decrease in volume-driven selling support costs, partially offset by a slight increase in salesmen's travel and sales promotion costs. General and administrative costs for the third quarter of 1999 decreased $55,665, or 3.9%, from the third quarter of 1998. For the first nine months of 1999, general and administrative costs decreased $218,785, or 5.0%, from the first nine months of 1998. These decreases reflected the inclusion in 1998 of approximately $50,000 of severance costs related to staffing reductions, combined with a reduction, in 1999, of certain personnel support costs.

OTHER EXPENSES

2000 Compared to 1999

Other expenses netted to $148,772 for the third quarter of 2000, compared to $148,401 for the third quarter of 1999. For the first nine months of 2000, these expenses netted to $456,543, versus a net expense of $407,708 for the first nine months of 1999. These increases primarily reflect a higher interest expense in 2000 related to increased utilization of the Company's short-term lines of credit. The other, net income for the third quarter and first nine months of 2000 reflects the income associated with the gain on the sale of excess production equipment, combined with the income derived from the Company's investment in a joint venture, in February 2000, related to the "Casite" brand additives products. Details of this joint venture were described in Note 1 to the Company's December 31, 1999 Consolidated Financial Statements. There was no income or expense generated by this joint venture in 1999. The other, net income for 1999 primarily reflects a gain on the sale of obsolete equipment.

1999 Compared to 1998

Other expenses netted to $148,401 for the third quarter of 1999, compared to a net expense of $92,958 for the third quarter of 1998. For the first nine months of 1999, these expenses netted to $407,708, compared to a net expense of $295,550 for the first nine months of 1998. These increases reflected a higher interest expense on the Company's long-term debt associated with the restructuring of its debt obligation in late August of 1998. As indicated above, the other, net expense for the first nine months of 1999 primarily reflected the gain on sale of obsolete equipment.

TAXES ON INCOME

The 2000 and 1999 effective tax rates of 40.4% and 40.8%, respectively, are higher than the domestic statutory federal tax rate of 34.0% due primarily to the impact of various state income taxes and the impact of a higher statutory rate applicable to the earnings of the Canadian subsidiary.

As of September 30, 2000, the Company recorded net deferred income tax assets of $6,738,442. The major components of those assets are the tax effects of the net operating loss carryforwards and net accrued retirement and postretirement benefit obligations. The realization of these recorded benefits is dependent upon the generation of future taxable income. Management believes that it is more likely than not that adequate levels of future taxable income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations, and the remaining net deductible temporary differences. In addition, based upon projected foreign source income, management believes that is more likely than not that the foreign tax credits, net of a valuation allowance at September 30, 2000, will be utilized prior to their expiration.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements continue to be for operating expenses such as labor costs, and for funding accounts receivable, capital expenditures and long-term debt service. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. In late March 2000, the Company entered into an agreement with its primary lender to amend the terms of its short- and long-term debt obligations. The amendment increased the short-term line available to the Company from $3,000,000 to $3,500,000. The amendment also modified the payment schedule of the Company's long-term debt obligation, and provides the primary lender with a security position in certain assets of the Company. Details of this amendment are described in Note 12 to the Company's December 31, 1999 Consolidated Financial Statements. As a result of this amendment, and based on an anticipated improvement in profitability, the Company expects to generate sufficient future funds from operations and bank borrowings to fund its growth and operating needs. Total short-term lines available to the Company as of September 30, 2000 totaled $5,700,000, of which $1,200,000 was unused.

During the first nine months of 2000, the Company generated $507,890 of net cash from operating activities. The realized net income, depreciation and decreases in deferred income taxes and inventories were partially offset by increases in accounts receivable and other assets, and decreases in accounts payable and accruals and the postretirement benefit obligation. The decrease in deferred income taxes primarily reflects the utilization of a portion of the tax net operating loss carryforward based on earnings for the first nine months of the year. The decrease in inventories reflects a slight reduction in inventory requirements in relation to customer demand. The increase in accounts receivable reflects the timing of customer sales and the related payment terms associated with those sales. The increase in other assets reflects the additional funding of one of the Company's defined benefit pension plans, in order to fund the plan to specified limits. The decrease in accounts payable and accruals is due to several large payments being made in the first nine months of 2000 related to workers' compensation and general accounts payable, offset slightly by an increase in the compensation accrual, which reflects the timing of the payment of employee wages. The decrease in the postretirement benefit obligation reflects the excess of actual postretirement benefit claims paid over the actuarially determined annual expense. The investing activities for the first nine months of 2000 primarily reflect the Company's increased support of its "lean manufacturing" environment. (Lean manufacturing refers to a discipline of arranging the workflow in such a manner as to minimize or eliminate any waste of materials or labor.) The Company is continually reviewing and identifying the needs of its lean manufacturing environment and the investing activities for the first nine months of 2000 reflect the Company's support of these needs. The investing activities also reflect the Company's investment in a joint venture, in February 2000, related to the "Casite" brand additives products. This joint venture was described in Note 1 to the Company's December 31, 1999 Consolidated Financial Statements. The financing activities for the first nine months of 2000 reflect the working capital requirements that were primarily needed to fund the operating activity items noted above. The financing activities also reflect the amortization of the Company's long-term debt obligation that was amended effective March 30, 2000. Details of this amendment were described in Note 12 to the Company's December 31, 1999 Consolidated Financial Statements. The financing activities also reflect the purchase and retirement of 30,000 shares of the Company's common stock. This stock repurchase was part of the common stock repurchase program that the Company announced in February 2000. This program was described in Note 8 to the Company's December 31, 1999 Consolidated Financial Statements.

During the first nine months of 1999, the Company generated $308,247 of net cash from operating activities. The realized net income and depreciation, combined with decreases in accounts receivable, other assets and deferred income taxes, were partially offset by an increase in inventories and decreases in accounts payable and accruals and the postretirement benefit obligation. The decrease in accounts receivable reflected the timing of customer sales and related payment terms associated with those sales. The decrease in other assets was due to the reduction of the prepaid pension asset through the recognition of the expected pension expense for 1999. The decrease in the net deferred income tax asset was the result of the partial utilization of the tax net operating loss carryforward based on earnings for the first nine months of the year. The increase in inventories reflected the Company's efforts toward having sufficient quantities of products on hand in order to maintain adequate order fill for its customers. The decrease in accounts payable and accruals reflected the payment of several large accruals in the first nine months of 1999 related to compensation, workers' compensation insurance and general accounts payable. The investing activities for the first nine months of 1999 reflected a decreased requirement for new capital equipment, as the Company began to finalize its transition into a lean manufacturing environment. The investing activities also reflected the proceeds from the sale of obsolete plant equipment. The financing activities for the first nine months of 1999 reflected the working capital requirements that were primarily needed to fund the operating activity items noted above. The financing activities also reflect the amortization of the Company's long-term debt obligation that resulted from a long-term debt agreement with the Company's primary lender in late August 1998. The details of this agreement have been disclosed in prior reports.

As noted throughout the above discussion, the Company is committed to the implementation of lean manufacturing principles throughout the organization. Final implementation of these principles should reduce the Company's inventory levels, and thus enhance the Company's cash flow now and in the future. The Company is also currently evaluating plans to address the issue of a possible prolonged industry-wide downturn in the replacement parts market.

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

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued in June 1998, requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS's No. 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is effective for the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that its current revenue recognition policies comply with the provisions of SAB No. 101.

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

Cost of sales and operating expenses may be adversely affected by unexpected costs associated with various issues. For example, future cost of sales could be affected by unexpected expenses related to the final transition into, and future maintenance of, a lean manufacturing environment. Future operating expenses could be adversely affected, for example, by such items as unexpected large claims within the Company's self-funded group health insurance plan, increased retiree health insurance claim exposure as a result of an adverse court ruling on the current retiree health issue, or bad debt expenses related to deterioration in the creditworthiness of a customer.

The foregoing is intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The foregoing is not an exhaustive list of all economic, competitive, governmental and technological factors that could adversely affect the Company's expected consolidated financial position, results of operations or liquidity. The Company disclaims any obligation to update its forward-looking statements to reflect subsequent events or circumstances.

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

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

For a discussion of pending litigation involving the Company see Note 4 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q, which is here incorporated by reference.

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

4(f)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-K filed with the Securities and Exchange Commission on February 15, 1996, is here incorporated by reference.

15	Letter Regarding Unaudited Interim Financial Information.

27	Financial Data Schedule

(b)	Reports on Form 8-K. The Company did not file any reports on Form 8-K during the third quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASTINGS MANUFACTURING COMPANY

Date: November 14, 2000	/s/Monty C. Bennett
Monty C. Bennett Its Vice-President, Employee Relations, Secretary and Director

Date: November 14, 2000	/s/Thomas J. Bellgraph
Thomas J. Bellgraph Its Vice-President, Finance

EXHIBIT INDEX

Exhibit Number	Document

3(a)	Amended Articles of Incorporation of Hastings Manufacturing Company, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1998, are here incorporated by reference.

3(b)	Bylaws of Hastings Manufacturing Company, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended March 31, 1999, are here incorporated by reference.

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