Form 10-K
period 2000-12-31
HASTINGS MANUFACTURING CO
filed 2001-03-30
CIK 46109

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended December 31, 2000

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________.

Commission File Number 1-3574

HASTINGS MANUFACTURING COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-0633740 (I.R.S. Employer Identification No.)

325 North Hanover Street Hastings, Michigan (Address of Principal Executive Offices)	49058 (Zip Code)

Registrant's telephone number, including area code: (616) 945-2491

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $2.00 par value	American Stock Exchange

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

Yes	[ X ]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

[ ]

Aggregate market value of voting stock of Registrant held by non-affiliates as of March 20, 2001 was $1,847,689.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 20, 2001:

Common Stock - $2 par value	761,366 Shares

Documents and Information Incorporated by Reference

Part III, Items 10, 11, 12 and 13	Proxy Statement for Annual Meeting to be held May 8, 2001

PART I

Item 1.	Business.

          Hastings Manufacturing Company (the "Company") is a Michigan corporation organized in 1929 with its headquarters and U.S. manufacturing facilities in Hastings, Michigan.

         The Company is primarily a manufacturer of piston rings for automotive and light duty truck applications for the replacement market. In addition, some of the Company's piston ring products are produced for original equipment applications. To a lesser extent, the Company packages and sells automotive mechanics' specialty tools. Prior to October 4, 1999, the Company directly administered and sold additives for engines, transmissions and cooling systems. Effective that day, the Company entered into a joint venture agreement for the marketing of those additive products worldwide. In addition, all of the Company's products are currently sold in Canada, where they are produced and/or packaged and distributed by the Company's Canadian subsidiary, Hastings, Inc., located in Barrie, Ontario. Effective in early 1999, that facility became responsible for all specialty tool packaging and distribution throughout the Canadian, U.S. and other foreign markets, reflecting the most efficient management of that product offering.

          The Company distributes its replacement products through numerous auto parts jobbers and warehouse distributors in the U.S. and Canada. These products are also distributed nationally and internationally through numerous large-scale engine rebuilders and various retailer outlets. The Company distributes the majority of its export sales on a country direct basis.

          Fiscal 1997 was a critical year for the Company as it returned to profitability for the first full year period since 1994. The Company built upon that success through the 1998 fiscal year, fueled by added sales growth and a continued commitment to control its operating costs. The Company made several significant operating changes in its way of conducting business through that period. During 1997, for instance, the Company made substantial progress in expanding its overseas distribution channels on a country direct basis. By the close of 1997, the Company had contracted new distribution in Australia, South Africa, the Middle East, Israel, Puerto Rico, and South America. The maturity of several of those markets contributed to the overall sales gain that the Company achieved in 1998. Conversely, a softening in some of those markets in 1999 contributed to the net sales decline reported for 1999. During 2000, the export volume recovered nearly one-half of the volume lost in 1999 from 1998. Further, in November of 2000, the Company hired its first full-time export sales representative dedicated to the Central and South American markets. Early indications are that volumes from those regions should strengthen through 2001 and beyond, although the Company cannot give any assurances that this will happen.

          The manufacturing demands required to support the 1998 sales increase revealed certain operating constraints within the Company's manufacturing capabilities. As a result, the Company experienced a period of product shortages through the latter half of 1998. In response to those pressures, the Company began the implementation of lean manufacturing principles, including the conversion to a cellular approach for some manufacturing processes. (Lean manufacturing refers to a discipline of arranging the workflow in such a manner as to minimize or eliminate any waste of materials or labor.) This conversion is expected to result in production efficiencies through both reduced product lead times and capacity improvements. This conversion process will continue through mid-to-late 2001 and will be followed by a period of continuous improvement as the Company further refines its lean manufacturing practices. The Company remains firmly committed to the lean manufacturing conversion with its related operating cost advantages.

          As noted, the Company consolidated its specialty tool operations at its Canadian subsidiary's facility in early 1999. In addition, that subsidiary enhanced its distribution capabilities in the Canadian automotive aftermarket throughout the remainder of 1999. That organization has now begun to distribute and administer products from other U.S.-based suppliers into the Canadian market. Those products complement the Company's current piston ring offering as to both distribution channels and customer base. Revenues from that activity, recognized as a commission amount only, are expected to increase as those complementary products expand. In early 2001, the Company entered into an agreement to market and distribute pistons into the U.S. market. Results of that alliance will be reported in a manner similar to the Canadian facility's offerings. Also, as noted above, the Company entered into a joint venture agreement in October 1999 for the purpose of expanding its additives offerings through both increased global market penetration and a significant increase in the product offering under the "Casite" brand name. The additional product offerings became available in mid-2000. The impact from that relationship was minimal throughout 2000.

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

          The market for the Company's products is highly competitive. The principal methods of competition in the industry are price, service, product performance and product availability. The Company has two principal competitors in the piston ring market. The Company ranks among the three largest domestic producers of replacement piston rings.

          Among the Company's trade names used in marketing its products are "Hastings" and "Flex-Vent," which are registered trademarks in the United States and many foreign countries. The " Casite" trademark, used by the Company in the past for its additives line, has been transferred to the joint venture described above for use in its operations. The Company also holds a number of patents and licenses. In the opinion of management, the Company's business generally is not dependent upon patent protections.

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

          The Company's sales are made to many customers and are not dependent upon a single customer or a few customers. As stated in Note 11 to the Consolidated Financial Statements (included in Item 8), net sales to one customer (DaimlerChrysler AG), however, represented approximately $4,027,000 (11.4%), $4,242,000 (11.3%) and $3,874,000 (9.8%) of the Company's consolidated sales for 2000, 1999 and 1998, respectively.

          Raw materials essential to the production of the Company's products are standard items obtainable in the open market and are purchased from many vendors. The Company maintains its own foundry facility at its Hastings, Michigan location for producing the cast iron material required for many of its piston ring applications.

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

          As of December 31, 2000, the Company and its subsidiaries had a total employment of 417 employees. Subsequent to year-end, however, the Company announced a series of cost-containment measures, one of which is a reduction in the Company's salaried and hourly workforces. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," in Item 7 below. Employee relations at both of the Company's plant locations are considered to be satisfactory.

          While the Company maintains operations in Canada, management does not believe that there are any unusual risks attendant to the Company's foreign operations. The Company's products are sold worldwide. Financial information regarding the Company's geographic sales and long-lived assets is included in Note 11 to the Consolidated Financial Statements contained in Item 8 below.

Item 2.	Properties.

          The general offices and manufacturing and distribution plant, which produces and distributes piston rings, are owned by the Company and are located at 325 North Hanover Street, Hastings, Michigan. This facility consists of approximately 260,000 square feet of production space, 154,000 square feet of available warehouse space and 35,000 square feet of office space.

          The Company's wholly owned Canadian subsidiary, Hastings, Inc., located in Barrie, Ontario, owns and operates manufacturing and warehouse facilities for piston rings, additives and mechanics' specialty tools and for the distribution of products of other U.S.-based suppliers into the Canadian market. This facility includes approximately 65,000 square feet of production and warehouse space and 4,000 square feet of office space.

          As of year-end, production levels within the Company's Hastings, Michigan facility were near 60% of capacity.

Item 3.	Legal Proceedings.

          As a result of the Company's amendment of its postretirement benefit plans, as discussed in Note 6 to the Consolidated Financial Statements included in Item 8, the Company's retirees filed a class action lawsuit in the Western District of Michigan on January 24, 2000, under the Employee Retirement Income Security Act of 1974 (ERISA) and Labor Management Relations Act of 1947 (LMRA). The suit alleges that the Company denied class retirees and their dependents certain health insurance benefits to which the retirees have "vested" rights pursuant to the terms of the Company's collective bargaining agreements (1964 to the present). Specifically, the retiree class disputes the increase in their health insurance deductibles, the elimination of their prescription drug card and the requirement that they pay a portion of their health insurance premiums. The Company has denied any wrongdoing in this suit, and intends to defend it and any related class certification vigorously. Minimal discovery has taken place to date in the lawsuit because the parties have been attempting to reach a settlement. At this stage, the prospect of settlement is uncertain. Furthermore, because the lawsuit is in its very early stages, the Company's ultimate chances of success are uncertain. If the retirees prevail, the Company anticipates that a requirement to provide postretirement benefits at the pre-amendment level would have a material adverse effect on the Company's future financial position, results of operations and cash flows.

          In the normal course of business, the Company is a named party in various environmental matters, as well as routine litigation incidental to its business. In the opinion of management, disposition of these items will not have a material impact on the Company's results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

          No matter was submitted during the fourth quarter of 2000 to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for the Registrant's Common Equity and Related Shareholder Matters.

          The Company's common stock is traded on the American Stock Exchange (ticker symbol HMF). On March 20, 2001, there were 761,366 outstanding shares and the approximate number of record shareholders was 235.

          High and low sales prices per quarter are as set forth in the chart below. In each of the four calendar quarters of 1999 and in the first three quarters of 2000, the Company paid dividends of $0.08 per share. In the fourth quarter of 2000, the Company paid dividends of $0.05 per share.

	High	Low
Year Ended December 31, 2000:
First Quarter	$8.125	$7.000
Second Quarter	9.250	7.250
Third Quarter	8.750	7.000
Fourth Quarter	7.250	5.125

Year Ended December 31, 1999:
First Quarter	$21.000	$16.000
Second Quarter	16.125	13.000
Third Quarter	13.625	11.813
Fourth Quarter	11.875	8.000

          Effective February 22, 2001, the Company suspended indefinitely its regular quarterly cash dividend of $.05 per share in light of soft market conditions and a slowdown in sales of its core automotive products. In accordance with the terms of the Company's loan agreement with its primary lender, as amended effective March 21, 2001, the Company is prohibited from paying dividends through the revised loan agreement maturity date of May 30, 2002.

          The Company made no unregistered sales of any of its securities during 2000.

Item 6.	Selected Financial Data.

	2000(3)	1999(3)	1998	1997	1996(4)
Net Sales(1)	$35,255,428	$37,411,532	$39,530,436	$36,322,028	$40,236,191
Net Income (Loss)	(459,156)	326,770	1,730,427	955,233	(884,843)
Basic and Diluted
Earnings (Loss) per Share(2)	(.61)	.42	2.24	1.24	(1.15)
Long-Term Debt	3,060,000	3,660,000	4,620,000	565,625	2,028,125
Total Assets	33,701,248	35,662,817	36,188,500	33,390,331	34,454,989
Dividends per Share(2)	.29	.32	.315	.25	.20
Average Shares Outstanding:(2)
Basic	748,653	775,046	771,496	768,516	768,516
Diluted	748,653	775,046	772,694	768,680	768,516

(1)

Net sales for all years presented have been restated to reflect the reclassification of shipping and handling revenues and costs as discussed in Note 1 to the Consolidated Financial Statements included in Item 8 below.

(2)

Average shares outstanding and the related per share results have been adjusted to reflect the two-for-one stock split discussed in Note 8 to the Consolidated Financial Statements included in Item 8 below.

(3)	Reference is made to Note 7 to the Consolidated Financial Statements included in Item 8 below for disclosure of an uncertainty regarding the outcome of a lawsuit filed on January 24, 2000.
(4)	The 1996 data includes non-recurring restructuring and relocation costs totaling $819,900.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

          For the year ended December 31, 2000, the Company incurred a net loss of $459,156, compared to net income of $326,770 in 1999. This decreased profitability was the result of various factors, each of which is more fully described below. These factors include a 5.8% decrease in net sales in 2000; a slight decrease in gross profit margin derived in part from a change in customer sales mix; and an increase in other nonoperating expenses, which were driven by higher interest costs associated with higher short-term borrowings throughout 2000.

          Through the first nine months of 2000, the Company had generated net income of $536,693. The fourth quarter of 2000, however, was negatively affected by several factors, each of which is described throughout the following discussion. Net sales in the fourth quarter of 2000 decreased $948,813 from the fourth quarter of 1999, primarily reflecting the softness observed throughout the automotive replacement parts and original equipment markets. Cost of sales increased $225,523 from the fourth quarter of 2000, primarily reflecting changes to the labor cost standards applied to inventory in the fourth quarter. Income tax expense for the fourth quarter of 2000 decreased only $92,000, whereas a larger decrease would have been expected as a result of the loss incurred in that quarter. This is due to an increase in the deferred income tax asset valuation allowance of approximately $300,000 related to foreign tax credits which management now anticipates, based on recent financial results, are likely to expire unutilized in future years. The net sales and cost of sales items described above are the primary cause for the fourth quarter pre-tax loss of $1,088,849 compared to a 1999 fourth quarter pre-tax loss of $38,010. The 2000 fourth quarter net loss was $995,849 compared to a net loss of $37,010 for the same period in 1999.

          In response to the negative factors noted above, the Company announced cost containment measures in the first quarter of 2001. These measures are discussed in the "Liquidity and Capital Resources" section below.

RESULTS OF OPERATIONS

NET SALES

2000 Compared to 1999

          Net sales for 2000 decreased $2,156,104, or 5.8%, from $37,411,532 in 1999 to $35,255,428. The decrease in net sales reflects sales declines in the domestic and Canadian aftermarket and the private brand and original equipment markets, partially offset by a modest increase in the export volume. The sales decreases in the domestic and Canadian aftermarket reflect an industry-wide softness in the automotive replacement parts industry. The decreases in the private brand and original equipment markets reflect the loss of certain customers through market consolidation and a sustained downturn in the original equipment market. In response to a decrease in export sales in 1999, and to help offset these negative domestic sales factors in 2000, the Company focused on increasing sales in the export market. As a result of this focus, the Company realized a modest increase in export piston ring sales in 2000. The total sales decrease in 2000 also reflects a reduction of approximately $600,000 in Casite additives sales. Prior to 2000, Casite sales were reflected in the Company's financial statements. In October 1999, the Company entered into a 50% owned joint venture for the purpose of expanding its additives offerings through both increased global market penetration and an expansion of the product offerings under the "Casite" name. As a result, Casite sales, beginning in 2000, are recorded in the unconsolidated financial statements of the joint venture rather than through net sales within the Company's financial statements.

          As noted earlier, net sales in the fourth quarter of 2000 decreased $948,813 in comparison to the same period in 1999. This decrease reflects the continued softness in the domestic piston ring aftermarket that had begun in the third quarter of 2000, combined with a sustained downturn in the original equipment market. Both of these events are considered temporary in nature. The effects of the downturn in the original equipment market, however, will negatively affect the Company's first quarter 2001 sales, as many original equipment manufacturers have implemented a series of plant shutdowns as a means of reducing their levels of inventory. These shutdowns will result in reduced sales by the Company to the original equipment market in the first quarter of 2001. Casite product sales in the fourth quarter of 1999 amounted to approximately $100,000, and thus represent a portion of the decrease when comparing net sales in 2000 and 1999.

1999 Compared to 1998

          Net sales for 1999 decreased $2,118,904, or 5.4%, from 1998. The decrease primarily reflected a decrease in the Company's export volume. The export volume was negatively affected by specific political and economic factors in the foreign countries where the Company conducts business, combined with the effects of the realignment of the distribution channel within one of the Company's major foreign markets. The net sales decrease also reflected slight reductions in volume in the Company's domestic aftermarket and private brand and original equipment markets, offset by a sales increase in the Canadian aftermarket.

COST OF SALES AND GROSS PROFIT

2000 Compared to 1999

          Cost of sales for 2000 decreased $1,509,612, or 5.5%, from $27,251,022 in 1999 to $25,741,410. The Company's gross profit margin slightly decreased to 27.0% in 2000 from 27.2% in 1999. While the overall decrease in cost of sales is consistent with the decrease in net sales, several factors negatively affected the gross profit margin in 2000. During the last half of 2000, the Company experienced a change in its sales mix. As noted earlier, domestic aftermarket sales were down in 2000 due to an overall softness in the replacement parts market. Sales in the domestic piston ring aftermarket have traditionally carried a higher gross profit margin in order to support the higher level of operating expenses that are necessary to support that volume. Export volume, as noted earlier, increased in 2000 as a result of the Company's focus on this market. The export volume has traditionally carried a lower gross profit margin than domestic sales as a result of the lower pricing offered due to the lower level of operating expenses (not included in cost of sales) that are required to service that volume. The Company's 2000 gross profit margin was also negatively affected by changes to the labor cost standards applied to inventory in the fourth quarter, as noted earlier. During the fourth quarter of 2000, the Company completed adjustments to the labor cost standards to reflect efficiencies obtained in its transition to a lean manufacturing environment. This transition, while an on-going effort during the past few years, was largely completed during the fourth quarter, at which time the Company was first able to fully measure, and adjust the inventory for, the impact of its reduced labor costs. Any future cost of sales effects from this inventory-driven absorption of labor efficiency gains will be reflected in cost of sales on a quarterly basis, as the Company further develops and refines its manufacturing capabilities. Material costs remained relatively unchanged from the prior year average, with increases in cast iron costs offset by reductions in rolled steel costs. Labor costs increased slightly from the prior year average, with a labor cost increase resulting from the collective bargaining agreement, partially offset by the effects of the labor efficiencies noted above. Overhead costs decreased at a rate lower than the sales decrease due to the fixed nature of a large portion of those costs. Specifically, overhead costs relating to on-going maintenance of plant equipment, and the tooling expense necessary to support a lean manufacturing environment, increased during the year, especially during the fourth quarter of 2000. Expenses related to enhanced education programs also increased overhead costs during the fourth quarter of 2000.

          Cost of sales for the fourth quarter of 2000 increased by $225,523, or 3.4%, over the fourth quarter of 1999. This increase was primarily the result of the changes to the labor cost standards applied to inventory, as noted earlier. The gross profit margin generated in the fourth quarter of 2000 (16.9%) was lower than the gross profit generated through the third quarter of 2000 (30.0%), reflecting the negative effect of the labor cost changes noted above, combined with the sales mix change noted earlier, the increase in overhead expenses noted above, an increase in group health insurance costs and the absence of gross profit from Casite sales in 2000.

1999 Compared to 1998

          Cost of sales for 1999 increased $378,291, or 1.4%, from 1998. This increase, along with a decrease in net sales, resulted in a gross profit margin decrease to 27.2% in 1999 from 32.0% in 1998. The increase in cost of sales and decrease in the gross profit margin were the result of several factors. During 1999, the Company's cost of sales was negatively impacted by non-recurring costs associated with the conversion and start-up of various production processes. This conversion negatively affected the Company's production levels and, as a result, the Company incurred additional labor and overhead costs throughout 1999 in an effort to improve these levels. These additional costs were necessary in order to raise production levels to the point where customer order fill performance could be, and was, improved in 1999. Material costs remained relatively unchanged from the prior year average. The labor cost factor increased slightly as a result of the collective bargaining agreement. However, labor costs decreased in total for the year, although at a slower rate than the relative decrease in net sales, thus contributing to the reduced gross profit margin. Overhead costs increased for 1999 as a result of the production items noted above, and the recognition of increased workers' compensation costs related to a retroactive adjustment by the Company's insurance carrier, combined with increased current insurance claims activity. The increase in overhead costs, which were largely fixed in nature, also contributed to the reduced gross profit margin for the year.

OPERATING EXPENSES

2000 Compared to 1999

          Total operating expenses for 2000 increased $63,917, or 0.7%, from $8,944,694 in 1999 to $9,008,611. Advertising expenses increased $1,355, or 0.5%, from the 1999 total. This increase reflects increases in co-op advertising costs and advertising support salaries, largely offset by decreases in printed material and trade advertising costs. Selling expenses increased $45,704, or 1.5%, from the 1999 total. This increase reflects increases in salesmen's travel and various sales personnel and support costs, offset partially by a decrease in volume-driven agents' commissions. General and administrative expenses increased $16,858, or 0.3%, from the 1999 total. This increase reflects increases in the provision for doubtful accounts receivable, group health insurance, legal and professional fees, and property insurance costs, offset significantly by decreases in general personnel support costs. The increase in the provision for doubtful accounts receivable relates to write-offs of specific customer accounts. The increase in the group health insurance relates to increased claims activity throughout the year. The increase in legal and professional fees is related to the Company's retirees class-action lawsuit described in Note 7 to the accompanying Consolidated Financial Statements. The increased property insurance cost represents the deductible portion of an insured fire loss that took place in April 2000 within the finished goods storage area of the Company's U.S. production facility. The effect of this event on the Company's ability to service its customers, and its effect on earnings, has been minimal.

          Fourth quarter 2000 operating expenses were 5.5% lower than the 1999 total primarily due to decreases in volume-driven agents' commissions, legal and professional fees and general personnel support costs, partially offset by increases in salesmen's travel, the provision for doubtful accounts receivable and group health insurance costs, as discussed above.

1999 Compared to 1998

          Total operating expenses for 1999 decreased $396,444, or 4.2%, from 1998. Advertising expenses decreased $49,028, or 15.1%, from the 1998 total, reflecting a reduction in advertising support costs in 1999, combined with the inclusion, in 1998, of a biannual customer service tips manual. Selling expenses increased $135,574, or 4.6%, from the 1998 total, as a result of increases in agent-based commissions and salesmen's travel and sales promotion costs, offset by a slight decrease in sales support costs. General and administrative expenses decreased $482,990, or 7.9%, from the 1998 total, reflecting reductions in the provision for doubtful accounts receivable and salaried personnel costs, offset by slight increases in various administrative support costs. The decrease also reflected the inclusion, in 1998, of approximately $50,000 of severance costs related to staffing reductions.

OTHER EXPENSES

2000 Compared to 1999

          Other expenses, net for 2000 increased by $54,517 over the 1999 net total. This increase reflects the increased interest expense arising from the added reliance on the Company's short-term lines of credit throughout 2000, offset slightly by the income recognized from the Company's investment in the Casite joint venture, which is recorded as other, net income. There was no income recognized from the joint venture in 1999.

          Fourth quarter 2000 other expenses, net increased $5,682 from the 1999 total. This increase was the result of the same factors noted in the above discussion.

1999 Compared to 1998

          Other expenses, net for 1999 increased $106,906 over the 1998 net total. This increase primarily reflected the higher interest expense associated with the restructuring of the Company's long-term debt obligations in late August of 1998. Other expenses also reflected the 1998 interest income derived from funds generated by the filter operations sale which were held in escrow through September 1998, and the 1999 gain on sale of obsolete plant equipment.

TAXES ON INCOME

          The impact of income taxes on the reported results of the Company is detailed in Note 9 to the Consolidated Financial Statements. The recording of $271,000 of tax expense on a pre-tax loss of $188,156 for 2000 primarily results from an increase in the deferred income tax asset valuation allowance of approximately $300,000. This increase is related to foreign tax credits that management now anticipates, based on recent financial results, are likely to expire unutilized in future years. The 2000 tax amount is also impacted by the effect of state income taxes and certain nondeductible expenses. The 1999 and 1998 effective tax rates of 43.3% and 37.9%, respectively, are higher than the statutory federal tax rate of 34.0% due primarily to the impact of state income taxes and certain nondeductible expenses. The 1999 effective tax rate was also affected by the increase in the deferred income tax asset valuation allowance related to foreign tax credits that were expected to expire unutilized in 2000.

          As of December 31, 2000, the Company recorded net deferred income tax assets of $6,897,509. The major components include the tax effect of net operating loss carryforwards of $1,797,815 and net accrued retirement and postretirement benefit obligations totaling $4,582,838. The realization of these recorded benefits is dependent upon the generation of future taxable income.

          The net operating loss carryforwards expire in 2010, 2011, 2012, 2019 and 2020, if not previously utilized. Management has prepared projections of taxable income for future years indicating that the cumulative net operating loss carryforward is expected to be fully utilized by late 2004.

          The Company further expects to be able to realize the deferred tax assets related to the retirement and postretirement benefit obligations as it pays these benefits. Such payments will constitute an expense that is deductible for tax reporting purposes over many future years. During each of the ten years prior to when the recent net operating loss carryforwards arose, the Company has been able to deduct these benefit payments for tax reporting purposes and reduce its tax liability accordingly. As a result of the 1997 plan amendment to the retiree medical plan as discussed in Note 6 to the Consolidated Financial Statements, current tax deductible payments are expected to exceed the annual expense recognition for financial reporting purposes, thus accelerating the absorption of the future periods' tax benefit.

          Management believes that it is more likely than not that adequate levels of future income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations and the remaining net deductible temporary differences. However, based on the amount of net operating loss carryforwards at December 31, 2000 (which must be utilized before foreign tax credit carryforwards can be utilized), management believes that it is more likely than not that the foreign tax credits will go unutilized prior to their expiration. As a result, a valuation allowance has been recorded for the total foreign tax credits of $311,508 at December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary cash requirements continue to be for operating expenses such as labor costs and raw materials, and for funding capital expenditures and long-term debt service. Historically, the

Company's primary sources of cash have been from operations and from bank borrowings. In late March 2000, the Company entered into an agreement with its primary lender to amend the terms of its short- and long-term debt obligations. The amendment increased the short-term line available to the Company from $3,000,000 to $3,500,000, modified the payment schedule of the Company's long-term debt obligation, and provided the primary lender with a security position in certain assets of the Company. Details of this amendment are described in Note 3 to the Consolidated Financial Statements. In late December 2000, the Company's loan agreement was amended to increase the short-term line from $3,500,000 to $4,000,000, while leaving the maturity date unchanged at September 30, 2002. Due to the Company's fourth quarter financial results, it was not in compliance with certain restrictive covenants contained in its loan agreement at December 31, 2000. As discussed in Note 13 to the Consolidated Financial Statements, the Company subsequently obtained a waiver from the bank for its noncompliance and further amended its loan agreement. The amendment increases the short-term line to $4,250,000 through October 30, 2001, at which time maximum borrowings revert to $4,000,000, and revises the maturity date from September 30, 2002 to May 30, 2002. The amendment also modifies the payment schedule of the Company's long-term debt obligation, requiring full payment by May 30, 2002. Among other changes to the restrictive covenants, capital expenditures are limited to $600,000 per fiscal year and the Company is prohibited from paying dividends and repurchasing its common stock through the revised loan agreement maturity date of May 30, 2002. As a result of these amendments, and based on an anticipated improvement in profitability, the Company expects to generate sufficient future funds from operations and bank borrowings to fund its growth and operating needs. Total short-term lines available to the Company as of December 31, 2000 totaled $6,200,000, of which $1,200,000 was unused ($6,450,000 and $1,450,000, respectively, after the March 21, 2001 amendment). In an effort to minimize its floating rate debt exposure, the Company is a party to an interest rate swap agreement essentially fixing the interest rate on that debt within a small range. The rate will fluctuate within 7.45% to 8.20% depending upon certain Company performance parameters. As of December 31, 2000 the "fixed" rate on those borrowings was 8.20%.

          During 2000, the Company generated $1,030,145 of net cash from operating activities. The realized depreciation, combined with decreases in accounts receivable, inventories, deferred income taxes and an increase in accounts payable and accruals, were partially offset by a decrease in the postretirement benefit obligation. The decrease in accounts receivable reflects the timing of customer sales and the related payment terms associated with those sales. The decrease in inventories reflects a reduction in inventory requirements in relation to customer demand. The decrease in deferred income taxes primarily reflects the increase in the valuation allowance for foreign tax credits that management anticipates are likely to expire unutilized in future years. The increase in accounts payable and accruals reflects an increase in general accounts payable, taxes, other and compensation, offset slightly by a decrease in miscellaneous payables. The decrease in the postretirement benefit obligation reflects the excess of actual postretirement benefit claims paid over the actuarially determined annual expense. The investing activities for 2000 reflect the Company's continued support of its "lean manufacturing" environment. The investing activities also reflect the previously discussed investment in a joint venture, in February 2000, related to the "Casite" brand additives products. The financing activities reflect the working capital requirements that were primarily needed to fund the operating activity needs noted above. The financing activities also reflect the amortization of the Company's long-term obligation that was amended in March 2000, as discussed above, and the purchase and retirement of 30,000 shares of the Company's common stock. This stock repurchase was part of the common stock repurchase program that the Company announced in February 2000. This program is described in Note 8 to the Consolidated Financial Statements.

          On February 22, 2001, the Company announced that it had instituted a series of cost-containment measures in an effort to reduce its operating expenses and improve its profitability. The cost-containment measures were in response to a continued softness in the domestic piston ring aftermarket and a downturn in the original equipment market. The cost-containment measures consisted of reductions in the salaried and hourly workforces and identification of reductions in various non-payroll related expenses. The workforce reductions did not result in material severance payments. The Company has also announced an indefinite suspension of its regular quarterly cash dividend and has identified certain assets for possible future sale in an effort to further improve its cash position. The Company does not anticipate a loss on the disposal of these assets.

          During 1999, the Company generated $1,112,546 of net cash from operating activities. The realized net income and depreciation, combined with decreases in accounts receivable, prepaid pension cost and deferred income taxes, were partially offset by increases in inventories and decreases in accounts payable and accruals and the postretirement benefit obligation. The decrease in accounts receivable reflected the timing of customer sales and related payment terms associated with those sales. The decrease in the prepaid pension cost reflected the recognition of the pension expense for 1999. The decrease in the net deferred income tax asset reflected the reduction of several deferred tax items, partially offset by the deferred tax effect of the 1999 net operating loss for tax purposes. The increase in inventories reflected the Company's continued efforts toward having sufficient product on hand in order to maintain adequate order fill for its customers. The decrease in accounts payable and accruals primarily reflected the reduction in the compensation accrual, offset by slight increases in general accounts payable and miscellaneous payables. The decrease in the postretirement benefit obligation reflected the excess of actual postretirement benefits paid over the actuarially determined annual expense. The investing activities for 1999 reflected a decreased requirement for new capital equipment, as the Company moved to finalize its full transition into a lean manufacturing environment. The investing activities also reflected the proceeds from the sale of obsolete plant equipment. The financing activities for 1999 reflected the working capital requirements that were primarily needed to fund the operating activity items noted above. The financing activities also reflected the amortization of the Company's long-term debt obligation.

          In late August 1998, the Company entered into a $6,600,000 long-term debt agreement with its primary lender. This agreement allowed the Company to take advantage of favorable interest rate conditions. Borrowings under this long-term debt agreement were used for several purposes including: raising the Company's defined benefit plans to funding levels that would alleviate the payment of the variable rate PBGC premiums; consolidating the remaining long-term debt obligations; and paying down certain short-term notes payable. As a result of this agreement, the Company's short-term line with its primary lender was reduced from $5,000,000 to $3,000,000. (This amount has subsequently been raised to $4,250,000 in accordance with the amended short and long-term debt agreements described above.)

          During 1998, the Company used $1,192,259 of net cash for operating activities. The realized net income, depreciation and decrease in deferred income taxes were offset by increases in accounts receivable, inventories, prepaid pension cost, and a decrease in the postretirement benefit obligation. The decline in the deferred income tax asset was primarily the result of the additional funding of the Company's defined benefit pension plans, and the partial utilization of the net operating loss carryforwards. The increase in accounts receivable and inventories reflected the additional working capital requirements that were necessary to support the higher sales level. The increase in the prepaid pension cost of $2,675,688 reflected the funding of the Company's defined benefit plans to specified limits. As such, it did not have a direct effect on operations during 1998. Excluding this item, net cash generated from operating activities amounted to $1,483,429. The investing activities for 1998 reflected the Company's commitment to enhancing its production capabilities through the implementation of lean manufacturing principles. Investing activities also reflected the September 1998 release of escrowed funds relating to the 1995 sale of filter operations. These funds were subsequently used to reduce short-term notes payable. Financing activities reflected the increased reliance on short-term borrowings to help satisfy increased working capital needs. Financing activities also reflected the proceeds from the new long-term debt agreement and subsequent utilization of a portion of the proceeds to pay down short and long-term debt. Dividends paid increased in 1998 due to the improved operating results.

          As noted earlier in this discussion, the Company has taken steps in February 2001 to reduce its operating expenses and improve its profitability and cash position. The Company is also committed to the implementation of lean manufacturing principles throughout the organization. Continued implementation and refinement of these principles should reduce the Company's inventory levels, and thus enhance the Company's cash flow now and in the future. The combination of these two items should help improve the Company's financial outlook in the near future.

LITIGATION CONTINGENCY

          As disclosed in Note 7 to the Consolidated Financial Statements, on January 24, 2000, the Company's retirees filed a class-action lawsuit against the Company as a result of the April 1997 amendment of the Company's postretirement benefit plans. The plans were amended principally to adjust the cost-sharing provisions. The suit alleges that the Company denied class retirees and their dependents certain health insurance benefits to which the retirees had a "vested" right pursuant to the terms of the Company's collective bargaining agreements (1964 to the present). The Company has denied any wrongdoing in this suit and intends to defend it and any related class certification vigorously. Minimal discovery has taken place to date in the lawsuit because the parties have been attempting to reach a settlement. At this state, the prospect of settlement is uncertain. Furthermore, because the lawsuit is in its early stages, the Company's ultimate success in prevailing against the retirees' charges is uncertain. If the retirees prevail, the Company anticipates that a requirement to provide postretirement benefits at the pre-amendment level would have a material adverse effect on the Company's future financial position, results of operations and cash flows.

NEW ACCOUNTING STANDARDS

          Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, issued during 2000, requires companies to record as revenue all amounts billed to customers for shipping and handling. The classification of related shipping and handling costs, while not permitted to be netted against revenues, is an accounting policy decision required to be disclosed. In accordance with EITF 00-10, shipping and handing costs incurred by the Company are included in cost of sales. In previous years, shipping and handling revenues and costs were included in revenues on a net basis. All periods presented in the Consolidated Financial Statements have been reclassified to conform with the current year presentation.

          SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

          Historically, the Company has not entered into derivatives contracts for speculative purposes. The Company does periodically enter into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate borrowings. However, the fair value of such derivatives is not significant. Accordingly, the adoption of the new standard on January 1, 2001 did not materially affect the Company's Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

          With the exception of historical matters, the matters discussed in this commentary and elsewhere in this Form 10-K include forward-looking statements that describe the Company's plans, objectives, goals, expectations or projections. These forward-looking statements are identifiable by words or phrases indicating that the Company or management "expects," "anticipates," "projects," "plans" or "believes" that a particular event "may occur" or "will likely occur" in the future, or similar statements. In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this commentary, there are many important factors that could cause actual results to be materially different from the Company's current expectations.

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

          The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company is exposed to interest rate changes primarily as a result of its variable rate lines of credit used to finance its short-term working capital needs and for general corporate purposes. Of the $6,200,000 total short-term lines available to the Company at December 31, 2000, $5,000,000 was outstanding. Management believes that the fluctuation in interest rates in the near future will not have a material impact on its consolidated financial statements taken as a whole.

          With respect to its $3,660,000 of variable rate long-term borrowings outstanding at December 31, 2000, the Company has entered into an interest rate swap agreement essentially to fix the interest rate. The Company does not use derivative financial instruments for trading purposes.

Item 8.	Financial Statements and Supplementary Data.

Hastings Manufacturing Company and Subsidiaries
Consolidated Financial Statements
Years Ended December 31, 2000 and 1999
Contents
==================================================

Report of Independent Certified Public Accountants	16

Consolidated Balance Sheets -
December 31, 2000 and 1999	17-18

Consolidated Statements of Income -
Years Ended December 31, 2000, 1999 and 1998	19

Consolidated Statements of Stockholders' Equity -
Years Ended December 31, 2000, 1999 and 1998	20-21

Consolidated Statements of Cash Flows -
Years Ended December 31, 2000, 1999 and 1998	22-23

Notes to Consolidated Financial Statements	24-40

Report of Independent Certified Public Accountants

Hastings Manufacturing Company
Hastings, Michigan

We have audited the accompanying consolidated balance sheets of Hastings Manufacturing Company and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 7, on January 24, 2000, a class action lawsuit was filed against the Company by its retirees with respect to the 1997 amendment of the Company's postretirement benefit plans. The outcome of the lawsuit is uncertain at this time.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hastings Manufacturing Company and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
March 1, 2001, except Note 13,
          which is dated March 21, 2001

Hastings Manufacturing Company and Subsidiaries
Consolidated Balance Sheets
==================================================

	December 31,
	2000	1999

Assets

Current Assets
Cash	$593,763	$1,011,630
Accounts receivable, less allowance for
possible losses of $225,000 and $230,000
(Notes 3 and 4)	4,393,759	4,836,969
Refundable income taxes	72,295	30,000
Inventories (Notes 2, 3 and 4):
Finished products	8,616,438	9,264,412
Work in process	622,897	456,960
Raw materials	1,686,435	1,727,445
Prepaid expenses and other assets	117,718	67,690
Future income tax benefits (Note 9)	1,420,469	2,124,962

Total Current Assets	17,523,774	19,520,068

Property and Equipment
Land and improvements	643,209	654,871
Buildings	5,349,185	5,369,345
Machinery and equipment (Notes 3 and 4)	21,169,016	20,273,718

	27,161,410	26,297,934
Less accumulated depreciation	19,224,955	17,762,201

Net Property and Equipment	7,936,455	8,535,733

Prepaid Pension Asset (Notes 4 and 5)	2,438,707	2,359,980

Intangible Pension Asset (Note 5)	188,315	376,632

Future Income Tax Benefits (Note 9)	5,477,040	4,854,383

Other Assets	136,957	16,021

	$33,701,248	$35,662,817

See accompanying notes to consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries
Consolidated Balance Sheets
==================================================

	December 31,
	2000	1999
Liabilities and Stockholders' Equity

Current Liabilities
Notes payable to banks (Notes 3 and 13)	$5,000,000	$4,000,000
Accounts payable	2,008,666	1,727,611
Accruals:
Compensation	318,375	268,543
Income taxes	-	61,673
Taxes other than income	144,252	142,239
Miscellaneous	339,636	425,000
Current portion of postretirement
benefit obligation (Notes 6 and 7)	1,015,002	1,045,756
Current maturities of long-term
debt (Notes 4 and 13)	600,000	960,000

Total Current Liabilities	9,425,931	8,630,822

Long-Term Debt, less current
maturities (Notes 4 and 13)	3,060,000	3,660,000

Pension and Deferred Compensation
Obligations, less current portion
(Note 5)	2,503,318	2,394,036

Postretirement Benefit Obligation,
less current portion (Notes 6 and 7)	12,752,246	13,715,222

Total Liabilities	27,741,495	28,400,080

Commitments and Contingencies
(Notes 4, 5, 6, 7 and 13)

Stockholders' Equity (Notes 4, 5 and 8)
Preferred stock, $2 par value,
authorized and unissued 500,000 shares	-	-
Common stock, $2 par value, 1,750,000
shares authorized; 761,366 and
790,766 shares issued and
outstanding	1,522,732	1,581,532
Additional paid-in capital	264,862	313,907
Retained earnings	6,497,125	7,347,532
Accumulated other comprehensive income:
Cumulative foreign currency
translation adjustment	(905,705)	(780,679)
Pension liability adjustment
($2,150,395 and $1,817,507, net of
tax of $713,134 and $617,952,
respectively) (Note 5)	(1,419,261)	(1,199,555)

Total accumulated other comprehensive
income	(2,324,966)	(1,980,234)

Total Stockholders' Equity	5,959,753	7,262,737

	$33,701,248	$35,662,817

See accompanying notes to consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries
Consolidated Statements of Income
==================================================

	Year ended December 31,
	2000	1999	1998

Net Sales	$35,255,428	$37,411,532	$39,530,436

Cost of Sales	25,741,410	27,251,022	26,872,731

Gross profit	9,514,018	10,160,510	12,657,705

Operating Expenses
Advertising	277,397	276,042	325,070
Selling	3,121,756	3,076,052	2,940,478
General and administrative	5,609,458	5,592,600	6,075,590

	9,008,611	8,944,694	9,341,138

Operating income	505,407	1,215,816	3,316,567

Other Expenses (Income)
Interest expense	753,679	671,723	571,774
Interest income	-	-	(35,982)
Other, net	(60,116)	(32,677)	(3,652)

	693,563	639,046	532,140

Income (loss) before income tax
expense	(188,156)	576,770	2,784,427

Income Tax Expense (Note 9)	271,000	250,000	1,054,000

Net Income (Loss)	$(459,156)	$326,770	$1,730,427

Basic and Diluted Earnings (Loss)
Per Share of Common Stock
(Notes 8 and 10)	$(.61)	$.42	$2.24

See accompanying notes to consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
==================================================

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total

Balance, January 1, 1998	$ 1,561,252	$ 145,788	$ 5,793,219	$ (2,180,133)	$ 5,320,126
Comprehensive income:
Net income	-	-	1,730,427	-	1,730,427
Other comprehensive income:
Foreign currency
translation adjustment	-	-	-	(230,418)	(230,418)
Pension liability
adjustment ($359,181,
net of tax of $122,122)
(Note 5)	-	-	-	237,059	237,059

					6,641

Total comprehensive income					1,737,068

Shares issued under restricted stock
plan, net of shares forfeited	17,800	192,484	(3,300)	-	206,984

Cash dividends ($.315 per share)	-	-	(246,936)	-	(246,936)

Balance, December 31, 1998	1,579,052	338,272	7,273,410	(2,173,492)	7,017,242
Comprehensive income:
Net income	-	-	326,770	-	326,770
Other comprehensive income:
Foreign currency
translation adjustment	-	-	-	200,394	200,394
Pension liability adjustment
(10,812), net of tax of
($3,676)) (Note 5)	-	-	-	(7,136)	(7,136)

					193,258

Total comprehensive income					520,028

Shares issued under restricted
stock plan, net of shares forfeited	2,480	(24,365)	-	-	(21,885)
Cash dividends ($.32 per share)	-	-	(252,648)	-	(252,648)

Hastings Manufacturing Company and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
Balance, December 31, 1999	$1,581,532	$313,907	$7,347,532	$(1,980,234)	$7,262,737
Comprehensive income:
Net income (loss)	-	-	(459,156)	-	(459,156)
Other comprehensive income:
Foreign currency
translation adjustment	-	-	-	(125,026)	(125,026)
Pension liability
adjustment ($332,888),
net of tax of ($113,182)
(Note 5)	-	-	-	(219,706)	(219,706)

					(334,732)

Total comprehensive income					(803,888)

Shares issued under restricted
stock plan, net of shares
forfeited	1,200	(49,045)	-	-	(47,845)
Repurchase of common stock	(60,000)	-	(170,629)	-	(230,629)
Cash dividends ($.29 per share)	-	-	(220,622)	-	(220,622)

Balance, December 31, 2000	$1,522,732	$264,862	$6,497,125	$(2,324,966)	$5,959,753

See accompanying notes to consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries
Consolidated Statements of Cash Flows
==================================================

	Year ended December 31,
	2000	1999	1998

Operating Activities
Net income (loss)	$(459,156)	$326,770	$1,730,427
Adjustments to reconcile net income to net cash from (for) operating activities:
Depreciation	1,503,904	1,464,889	1,464,944
Gain on sale of property and equipment	-	(42,300)	(1,991)
Deferred income taxes	201,000	168,000	955,000
Change in postretirement benefit obligation	(993,730)	(933,952)	(734,282)
Changes in operation assets and liabilities:
Accounts receivable	413,747	692,292	(420,582)
Refundable income taxes	(42,783)	(30,000)	12,994
Inventories	461,591	(751,144)	(1,434,958)
Prepaid expenses and other current assets	(50,314)	8,121	(203)
Prepaid pension cost	(78,727)	315,708	(2,675,688)
Other assets	(45,551)	(24,167)	20,274
Accounts payable and accruals	120,164	(81,671)	(108,194)

Net cash from (for) operating activities	1,030,145	1,112,546	(1,192,259)

Investing Activities
Capital expenditures	(950,690)	(919,606)	(2,246,598)
Release of filter sale escrow funds	-	-	958,517
Proceeds from sale of property and equipment	-	42,300	7,899
Investment in joint venture	75,000	-	-

Net cash for investing activities	(1,025,690)	(877,306)	(1,280,182)

Hastings Manufacturing Company and Subsidiaries
Consolidated Statements of Cash Flows
==================================================

	Year ended December 31,
	2000	1999	1998
Financing Activities
Proceeds from issuance of notes payable
to banks	$8,400,000	$8,500,000	$9,500,000
Principal payments on notes payable to banks	(7,400,000)	(6,800,000)	(10,600,000)
Proceeds from issuance of long-term debt
to banks	-	-	6,600,000
Principal payments on long-term debt	(960,000)	(1,320,000)	(2,688,125)
Repurchase of common stock	(230,629)	-	-
Dividends paid	(220,622)	(252,648)	(246,936)

Net cash from (for) financing activities	(411,251)	127,352	2,564,939

Effect of Exchange Rate Changes on Cash	(11,071)	13,265	(14,897)

Net Increase (Decrease) in Cash	(417,867)	375,857	77,601

Cash, beginning of year	1,011,630	635,773	558,172

Cash, end of year	$593,763	$1,011,630	$635,773

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes, net of refunds	$182,011	$140,056	$52,593
Interest	589,549	631,905	591,639

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

          The Company distributes its replacement products through numerous auto parts jobbers and warehouse distributors for sale primarily in the automotive replacement market throughout the U.S. and Canada. These products are also distributed nationally and internationally through numerous large-scale engine rebuilders and various retailer outlets. The Company distributes the majority of its export sales on a country direct basis. During 1999, Hastings, Inc. began to distribute and administer products for other U.S.-based suppliers into the Canadian market. The products complement the current piston ring offerings as to both distribution channels and customer base.

          In October 1999, the Company entered into a joint venture agreement for the purpose of expanding its additives offerings through both increased global market penetration and through an expansion of the product offerings under the "Casite" brand name. The 50% owned joint venture company, Casite Intraco, LLC, does business as The Casite Company. Initial capitalization, amounting to $75,000 by each party, was in February 2000. There was no activity within the joint venture until the first quarter of 2000.

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

Fair Value of Financial Instruments

          The fair value of the Company's financial instruments, comprised of cash, short-term receivables and payables, notes payable to banks (variable interest rate) and long-term debt (variable interest rate), approximates their carrying values. The fair value of the Company's interest rate swap agreement, as disclosed in Note 4, is not material.

Inventories

          Inventories are stated at cost, not in excess of market. The Company uses the last-in, first-out (LIFO) method of determining costs for U.S. raw material inventories. Remaining inventories are valued using the first-in, first-out (FIFO) method.

Property, Equipment and Depreciation

          Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed primarily by the straight-line method for financial reporting purposes, based on the estimated useful lives of the respective assets, and accelerated methods with minimum lives for income tax purposes. Useful lives range from 12-18 years for land improvements, 10-40 years for buildings, and 5-7 years for machinery and equipment.

Long-Lived Assets

          The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected future undiscounted cash flows from operations, a current charge to income is recognized.

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

Stock Options

          The Company applies the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its stock option plan. Because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

          As disclosed in Note 9, the Company has recorded deferred tax assets reflecting the benefit of net operating loss carryforwards expiring through 2020, foreign tax credit carryforwards expiring through 2005, accrued pension and postretirement obligations estimated to be payable in varying amounts over the next 25 to 30 years, and other net deductible temporary differences. Realization of the recorded income tax benefits is dependent on generating sufficient taxable income and foreign source income prior to expiration of the loss carryforwards and foreign tax credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets, except for $311,508 of foreign tax credits, will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income and foreign source income during the carryforward periods are not achieved.

          No provision for income taxes has been made on the accumulated undistributed earnings of approximately $3,976,000 of the Company's Canadian subsidiary. These earnings are intended to be permanently reinvested in facilities and other assets and have borne income taxes that would offset, in major part, any tax liability resulting from their distribution.

Basic and Diluted Earnings Per Share

          Basic earnings per share (EPS) is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares, under the Company's stock option plan, had been issued. It also excludes the dilutive effect of contingently issuable shares, outstanding under the Company's restricted stock plan described in Note 8, to the extent those shares have not yet been vested. Diluted EPS includes the effects of the Company's stock options and, to a limited extent, contingently issuable shares. These shares are issuable upon meeting certain predetermined performance goals and are first considered outstanding, for dilutive EPS purposes, for the entire reporting period during which the performance goals are met. Basic and diluted EPS are retroactively adjusted for stock dividends and stock splits.

Comprehensive Income

          Total comprehensive income is reported in the consolidated statement of stockholders' equity and includes net income, the foreign currency translation adjustment relating to the Company's Canadian operations and the pension liability adjustment relating to the Company's underfunded pension plan, as disclosed in Note 5.

Interest Rate Swap Agreements

          The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate borrowings. Interest rate swap agreements are contracts to exchange floating rates for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate agreements is recognized as an adjustment to interest expense.

          The counterparty to the Company's interest rate swap agreements is a commercial bank with which the Company has other financial relationships. While the Company is exposed to credit loss in the event of nonperformance by the counterparty, the Company does not anticipate nonperformance by the other party, and no material loss would be expected from such nonperformance.

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

New Accounting Standards

          Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, issued during 2000, requires companies to record as revenue all amounts billed to customers for shipping and handling. The classification of related shipping and handling costs, while not permitted to be netted against revenues, is an accounting policy decision required to be disclosed. In accordance with EITF 00-10, shipping and handling costs incurred by the Company are included in cost of sales. In previous years, shipping and handling revenues and costs were included in revenues on a net basis. All periods presented have been reclassified to conform with the current year presentation.

          SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

          Historically, the Company has not entered into derivatives contracts for speculative purposes. The Company does periodically enter into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate borrowings. However, the fair value of such derivatives are not significant. Accordingly, the adoption of the new standard on January 1, 2001 did not materially affect the Company's consolidated financial statements.

Note 2 - Inventories

          Inventories valued using the LIFO method were $2,414,000 and $2,604,000 at December 31, 2000 and 1999, respectively.

          If the FIFO method of inventory valuation had been used by the Company, inventories would have been $1,256,000 and $1,222,000 higher than reported at December 31, 2000 and 1999, respectively.

          Reduction of inventory quantities in 2000, 1999 and 1998 resulted in a liquidation of LIFO inventories carried at lower costs prevailing in prior years as compared to current years' purchases. The effect of these reductions increased net income, or reduced net loss, by $5,000, $50,000 and $40,000 ($.01, $.06 and $.05 per share, on a diluted basis, as adjusted for the stock split discussed in Note 8) for 2000, 1999 and 1998, respectively.

Note 3 - Short-Term Borrowings

          In August 1998, the Company entered into a loan agreement with its primary lender which provided for an unsecured $6,600,000 term credit loan (see Note 4) and an unsecured $3,000,000 credit authorization for revolving credit loans and letters of credit. Under the agreement, the Company's short-term line with its primary lender was reduced from $5,000,000 to $3,000,000.

          Effective March 30, 2000 and October 31, 2000, the loan agreement was amended. The primary changes to the loan agreement, effective with the March 30, 2000 amendment, included (1) an increase in the short-term line from $3,000,000 to $3,500,000, (2) an extension of the maturity date of the short-term line from May 31, 2000 to September 30, 2002, (3) a reduction in the quarterly principal payments on the long-term portion of the loan agreement, with a corresponding extended final maturity date from June 30, 2003 to December 31, 2003, and (4) an adjustment of certain restrictive covenants. In addition, borrowings under the amended loan agreement are secured by all accounts receivable, inventory, furniture and equipment, machinery and equipment and all other personal property of the Company, and are guaranteed by all subsidiaries of the Company. As part of the October 31, 2000 amendment the short-term line was increased from $3,500,000 to $4,000,000.

          Interest for both the short-term and long-term borrowings is based on three different pricing options: a negotiated rate, a Eurodollar rate plus a factor, and a floating rate (greater of the federal funds rate plus a factor or the prime rate). The effective Eurodollar rate and floating rate are increased by a margin rate, ranging from 1.50% to 2.25%, which is based upon certain Company performance parameters.

          The Company maintains two additional unsecured lines of credit with banks aggregating $2,200,000, with interest rates based on prime. Of the $6,200,000 total short-term lines available to the Company at December 31, 2000, $1,200,000 was unused. Of the $5,200,000 total short-term lines available at December 31, 1999, $1,200,000 was unused.

          The weighted average interest rates on short-term borrowings outstanding at December 31, 2000 and 1999 were 9.87% and 9.10%, respectively. The interest rates on short-term borrowings in effect at December 31, 2000 and 1999 for the Company's primary lender were unusually high as they were based on the federal funds interest rate, which typically increases as of the last day of the calendar year. The weighted average interest rates on the Company's short-term borrowings for the seven-day periods preceding December 31, 2000 and 1999 were 8.99% and 8.08%, respectively.

          Subsequent to year-end, the Company's loan agreement with its primary lender relating to its short-term and long-term borrowings was further amended. See Note 13 regarding the primary changes to the loan agreement (e.g., credit line amount, maturity date, principal payments, restrictive financial covenants and collateralization).

Note 4 - Long-Term Debt

          As discussed in Note 3, the Company restructured its short-term and long-term borrowing arrangements in August 1998 and two amendments to the new agreement took effect in 2000. The entire $6,600,000 under the term loan portion of the loan agreement was borrowed in 1998 and was used to additionally fund the Company's defined benefit plans, to pay off the previously outstanding long-term debt and, as discussed in Note 3, to reduce short-term notes payable. The additional funding to the Company's defined benefit plans resulted in the $2,438,707 and $2,359,980 prepaid pension asset in the accompanying consolidated balance sheets at December 31, 2000 and 1999, respectively. The term loan, as amended, is payable in quarterly principal payments of $275,000 plus interest in 2001, followed by quarterly principal payments of $320,000 plus interest in 2002 and 2003. The interest is based on the pricing options discussed in Note 3. In connection with the $6,600,000 term loan, the Company entered into an interest rate swap agreement essentially to fix the interest rate on its long-term borrowings at 5.95% plus the margin discussed in Note 3, resulting in an interest rate range of 7.45% to 8.20%. At December 31, 2000, the interest rate in effect on these long-term borrowings was 8.20% and the notional amount of the swap agreement amounted to $3,660,000. Of the $3,660,000 outstanding long-term debt balance at December 31, 2000, $1,100,000 is due in 2001, with remaining maturities of $1,280,000 in 2002 and 2003.

          The term loan agreement requires the Company to maintain certain financial balances and ratios and limits the amount of cash dividends. Unrestricted retained earnings under the agreement amounted to $779,378 (prior to the amendment discussed below) at December 31, 2000. The Company has obtained a waiver from the bank for its noncompliance with certain of these restrictions as of December 31, 2000. The bank also agreed to modify the restriction levels as part of the impending restructuring of the Company's current loan agreement (see Note 13).

          As discussed above, subsequent to year-end, the Company's loan agreement with its primary lender relating to its short-term and long-term borrowings was amended (see Note 13).

Note 5 - Pension and Retirement Savings

Information regarding the Company's defined benefit plans as of and for the years ended December 31, 2000, 1999 and 1998 is as follows:

	Year ended December 31,
	2000	1999	1998
Change in Benefit Obligation
Benefit obligation,
beginning of year	$15,609,011	$16,855,920	$16,999,923
Service cost	3,985	6,007	10,403
Interest cost	1,139,860	1,114,262	1,127,711
Actuarial (gain) loss	(82,872)	(841,737)	198,040
Benefits paid	(1,521,488)	(1,525,441)	(1,480,157)
Benefit obligation,
end of year	15,148,496	15,609,011	16,855,920

Change in Plan Assets
Fair value of plan assets,
beginning of year	15,768,155	16,772,221	13,407,163
Actual return on plan assets	664,310	521,375	1,118,034
Employer contributions	221,705	-	3,727,181
Benefits paid	(1,521,488)	(1,525,441)	(1,480,157)
Fair value of plan assets,
end of year	15,132,682	15,768,155	16,772,221

Funded status	(15,814)	159,144	(83,699)
Unrecognized actuarial loss	2,250,723	1,793,241	2,147,995
Unrecognized net transition
obligation	203,798	407,595	611,392
Net amount recognized in the
consolidated balance sheets	$2,438,707	$2,359,980	$2,675,688

Amounts Recognized in the
Consolidated Balance Sheets
Prepaid pension cost	$2,438,707	$2,359,980	$2,675,688
Pension obligation	(2,338,710)	(2,194,139)	(2,371,644)
Intangible asset	188,315	376,632	564,949
Accumulated other comprehensive
income, before tax effect	2,150,395	1,817,507	1,806,695
Net amount recognized in the
consolidated balance sheets	$2,438,707	$2,359,980	$2,675,688

	Year ended December 31,
	2000	1999	1998
Weighted-Average Assumptions
as of December 31
Discount rate	7.75%	7.75%	6.75%
Expected return on plan assets	8.00%	8.00%	8.00%
Range of expected compensation
increase	0-5.5%	0-5.5%	0-5.5%
Components of Net Periodic
Benefit Cost
Service cost	$3,985	$6,007	$10,403
Interest cost	1,139,860	1,114,262	1,127,711
Expected return on plan assets	(1,212,005)	(1,217,559)	(1,052,551)
Amortization of unrecognized
transition obligation	203,797	203,797	203,797
Amortization of unrecognized
net loss	7,341	209,201	153,347
Net periodic benefit cost	$142,978	$315,708	$442,707

          The above represents the aggregation of amounts for the Company's two defined benefit plans. As of December 31, 2000 and 1999, one of the plans had an accumulated benefit obligation in excess of plan assets. For that plan, the benefit obligation and accumulated benefit obligation, which are equal, amounted to $13,383,845 and $13,799,506 and the fair value of plan assets amounted to $12,946,986 and $13,433,256 as of December 31, 2000 and 1999, respectively.

          The Company's foreign subsidiary maintains a defined contribution retirement savings plan. Due to overfunding of the plan, there were no contributions in 2000, 1999 and 1998.

          The Company has two defined contribution retirement savings plans, covering substantially all domestic employees, which are funded solely through contributions based on formulas as defined in the plan agreements. The assets are held in trust for the sole benefit of the employees. Contribution expense was $619,000, $669,000 and $668,000 for 2000, 1999 and 1998, respectively, relating to these plans.

          As part of the sale of its filter operations in 1995, the Company entered into a deferred compensation agreement with a former officer of the Company. The related deferred compensation expense was included as a cost of the 1995 sale. The deferred compensation benefits are to be paid over a period of ten years, commencing in November 1995. At December 31, 2000 and 1999, respectively, the present value of the deferred compensation liability amounted to $199,895 and $232,480, of which $35,287 and $32,583 was due within one year.

Note 6 - Postretirement Benefit Plans

          Information regarding the Company's postretirement benefit plans as of and for the years ended December 31, 2000, 1999 and 1998 is as follows:

	Year ended December 31,
	2000	1999	1998
Change in Benefit Obligation
Benefit obligation, beginning of year	$8,605,382	$9,892,472	$9,824,296
Service cost	19,320	32,316	49,855
Interest cost	628,927	618,182	669,152
Actuarial (gain) loss	121,392	(856,701)	298,894
Benefits paid	(1,138,415)	(1,080,887)	(949,725)
Benefit obligation, end of year	$8,236,606	$8,605,382	$9,892,472

Funded status	$(8,236,606)	$(8,605,382)	$(9,892,472)
Unrecognized prior service benefit
relating to 1997 plan amendment	(5,457,888)	(5,961,451)	(6,465,014)
Unrecognized actuarial (gain) loss	(72,754)	(194,145)	662,556
Net amount recognized in the
consolidated balance sheets	(13,767,248)	(14,760,978)	(15,694,930)
Less current portion	(1,015,002)	(1,045,756)	(1,044,175)

Long-term portion	$(12,752,246)	$(13,715,222)	$(14,650,755)

Weighted-Average Discount Rate
Assumption as of December 31	7.75%	7.75%	6.75%

Components of Net Periodic Benefit Cost
Service cost	$19,320	$32,316	$49,855
Interest cost	628,927	618,182	669,152
Amortization of unrecognized
prior service cost	(503,563)	(503,563)	(503,563)

Net periodic benefit cost	$144,684	$146,935	$215,444

          Because the Company's contributions to the plans are fixed on a per active and retired employee basis, assumed inflationary increases or decreases in health care costs would have no impact on the postretirement benefit obligation at December 31, 2000, or on the future annual aggregate service and interest costs.

          In April 1997, the Company announced the amendment of its postretirement benefit plans, principally to adjust the cost-sharing provisions. The amendment resulted in a reduction of the Company's accumulated postretirement benefit obligation by $7,346,249, creating an unrecognized prior service benefit that is being amortized over a period of 15 years.

Note 7 - Contingencies

          As a result of the Company's amendment of its postretirement benefit plans, as discussed in Note 6, the Company's retirees filed a class action lawsuit in the Western District of Michigan on January 24, 2000, under the Employee Retirement Income Security Act of 1974 (ERISA) and the Labor Management Relations Act of 1947 (LMRA). The suit alleges that the Company denied class retirees and their dependents certain health insurance benefits to which the retirees had "vested" rights pursuant to the terms of the Company's collective bargaining agreements (1964 to the present). Specifically, the retiree class disputes the increase in their health insurance deductibles, the elimination of their prescription drug card and the requirement that they pay a portion of their health insurance premiums. The Company has denied any wrongdoing in this suit, and intends to defend it and any related class certification vigorously. Minimal discovery has taken place to date in the lawsuit because the parties have been attempting to reach a settlement. At this stage, the prospect of settlement is uncertain. Furthermore, because the lawsuit is in its early stages, the Company's ultimate chances of success are uncertain. If the retirees prevail, the Company anticipates that a requirement to provide postretirement benefits at the pre-amendment level would have a material adverse effect on the Company's future financial position, results of operations and cash flows.

          In the normal course of business, the Company is a named party in various environmental matters. In the opinion of management, disposition of these items will not have a material impact on the results of operations or financial condition of the Company.

Note 8 - Stockholders' Equity

Common Stock Repurchase Program

          On February 10, 2000, the Company announced a common stock repurchase program. The program calls for the repurchase of up to 100,000 shares in the open market. The repurchased stock will be retired. On February 14, 2000, the Company repurchased 30,000 shares. Funds for the repurchase, amounting to approximately $231,000, were borrowed on the Company's short-term line of credit discussed in Note 3. As discussed in Note 13, as a result of the March 21, 2001 amendment to the Company's loan agreement with its primary lender, future repurchases of the Company's stock are prohibited until May 30, 2002.

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

Stock Option Plan

          The Company's Stock Option and Restricted Stock Plan of 1997 (Plan) permits the grant of options to directors, officers and key employees to purchase shares of common stock. A total of 38,000 shares (all share and option amounts adjusted for the two-for-one stock split discussed below) were authorized for grant under the plan. During both 2000 and 1999, 10,200 options were granted under the plan. The options issued in 1999 and prior years were immediately vested upon grant and may be exercised for up to ten years after the date of the grant. The options issued in 2000, with a ten-year exercise period, were immediately vested upon grant but were not exercisable at December 31, 2000. Some of these options are part of an additional 38,000 shares to be authorized for grant under the Plan, pending shareholder approval at the Company's May 8, 2001 shareholders' meeting.

          A summary of activity for the plan is as follows:

	Year end December 31,
	2000		1999
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding,
beginning of year	32,400	$16.154	24,000	$19.121
Granted	10,200	5.875	10,200	9.625
Exercised	-	-	-	-
Terminated	-	-	(1,800)	18.718

Options outstanding, end of year	42,600	$13.693	32,400	$16.154

Options available for
grant, end of year	33,400		5,600

          The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting For Stock-Based Compensation, relating to the Plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock options been determined based on their fair values at the grant dates consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share, on a diluted basis, would have been reduced to the pro forma amounts indicated below:

	Year ended December 31,
	2000	1999

Net income (loss) - as reported	$(459,156)	$326,770
Net income (loss) - pro forma	(475,011)	296,974

Earnings (loss) per share on a
diluted basis - as reported	(.61)	.42
Earnings (loss) per share on a
diluted basis - pro forma	(.63)	.38

          The weighted average fair values per option at the date of grant for options granted under the Plan during 2000 and 1999 were $1.74 and $3.27, respectively. The fair values of the option awards were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2000	1999
Dividend yield	3.90%	2.30%
Expected volatility	35.98%	36.42%
Risk-free interest rate	6.63%	6.11%
Expected life in years	5.00	5.00

Restricted Stock Plan

          The Company has established a restricted stock plan under which certain officers and key employees may be awarded shares of restricted stock as deferred compensation. Shares awarded pursuant to the plan are restricted as to sale and transfer for periods of up to five years. The stock awards vest 20% per year over the five-year period if predetermined corporate performance goals are met. If goals are not met, the current year's vesting amount is forfeited. If there is a change in control of the Company, the shares will vest immediately. The recipient of the award has all the rights of a shareholder, provided that all performance goals are met. During 2000, 1999 and 1998, the Company awarded 5,600, 5,600 and 10,600 shares, respectively, of its common stock valued at $32,900, $53,900 and $219,700, respectively, as deferred compensation, which is charged to expense based upon the vesting schedule and upon achievement of the performance goals. Shares valued at $77,985 (5,000 shares), $72,545 (4,360 shares) and $21,402 (1,700 shares) were forfeited during 2000, 1999 and 1998, respectively. Share amounts have been adjusted for the stock split discussed below.

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

Note 9 - Income Taxes

          The components of income (loss) before income taxes are as follows:

	Year ended December 31,
	2000	1999	1998

Domestic	$(312,326)	$357,739	$2,717,888
Foreign	124,170)	219,031	66,539

	$(188,156)	$576,770	$2,784,427

          Income tax expense (benefit) is made up of the following components:

Year ended December 31, 2000	Current	Deferred	Deferred valuation allowance change	Total

Domestic	$10,000	$(98,000)	$300,000	$212,000
Foreign	60,000	(1,000)	-	59,000

	$70,000	$(99,000)	$300,000	$271,000

Year ended December 31, 1999

Domestic	$(21,000)	$137,000	$30,000	$146,000
Foreign	103,000	1,000	-	104,000
	$82,000	$138,000	$30,000	$250,000

Year ended December 31, 1998

Domestic	$68,000	$958,000	$-	$1,026,000
Foreign	31,000	(3,000)	-	28,000

	$99,000	$955,000	$-	$1,054,000

          The tax effects of temporary differences that give rise to the net future income tax benefit are as follows:

	December 31,
	2000	1999

Deferred income tax assets:
Postretirement benefit
obligation	$4,680,865	$5,018,732
Current asset valuation
allowances	667,322	640,214
Net operating loss carryforwards	1,797,815	1,392,619
Foreign tax credit carryforwards	311,508	329,520
Deferred compensation	67,965	79,043
Other	396,048	360,113

Gross deferred income tax assets	7,921,523	7,820,241
Valuation allowance -- foreign tax credits (both current
and noncurrent in 2000; current in 1999)	(311,508)	(30,027)

Total deferred income tax assets	7,610,015	7,790,214

Deferred income tax liabilities:
Accumulated depreciation	(449,088)	(469,224)
Prepaid pension costs	(98,027)	(169,212)
Other	(165,391)	(172,433)

Total deferred income tax liabilities	(712,506)	(810,869)

Net deferred income tax assets	6,897,509	6,979,345
Less current portion	1,420,469	2,124,962

Noncurrent portion	$5,477,040	$4,854,383

          The Company's net operating loss carryforwards for federal income tax purposes amounted to $5,287,691 at December 31, 2000, of which $686,097 expires in 2010, $100,185 in 2011, $2,761,701 in 2012, $547,956 in 2019 and $1,191,752 in 2020, if not previously utilized. Foreign tax credits, amounting to $311,508 at December 31, 2000, net of a 100% valuation allowance, expire through 2005 if not previously utilized.

          Income taxes differed from the amount computed by applying the federal statutory rate of 34% to income before income tax expense (benefit) as follows:

	Year ended December 31,
	2000	1999	1998

Computed "expected" tax expense (benefit)	$(64,000)	$196,000	$947,000
Increase (decrease) in tax expense
(benefit) resulting from:
Valuation allowance change
due to foreign tax credits	300,000	30,000	-
State income taxes, net of
federal income tax benefit	7,000	(15,000)	38,000
Other	28,000	39,000	69,000

	$271,000	$250,000	$1,054,000

Note 10 - Earnings Per Share

          A reconciliation of the numerators and denominators in the basic and diluted EPS calculations follows:

	Year ended December 31,
	2000	1999	1998

Numerator:
Net income (loss) used for
both basic and diluted
EPS calculation	$(459,156)	$326,770	$1,730,427
Denominator:
Weighted average shares
outstanding for the
period - used for basic
EPS calculation	748,653	775,046	771,496
Dilutive effect of stock
options and contingently
issuable shares	-	-	1,198
Weighted average shares
outstanding for the
period - used for diluted
EPS calculation	748,653	775,046	772,694

          The Company has not included the effects of options and contingently issuable shares (restricted stock) of 58,920, 48,120 and 27,330 for 2000, 1999 and 1998, respectively, in its calculation of diluted EPS due to their anti-dilutive effect or the fact that the Company's restricted stock is issuable only upon reaching predetermined future corporate performance goals. All outstanding share amounts have been adjusted for the two-for-one stock split discussed in Note 8.

Note 11 - Geographic and Major Customer Information

          The Company's net sales were made to customers in the following countries:

	Year ended December 31,
	2000	1999	1998

United States	$26,526,926	$29,289,620	$29,855,149
Canada	4,283,366	4,463,217	4,202,948
Other foreign countries	4,445,136	3,658,695	5,472,339

Consolidated total	$35,255,428	$37,411,532	$39,530,436

          The location of the Company's long-lived assets is as follows:

	December 31,
	2000	1999	1998

United States	$ 6,763,933	$ 7,277,400	$ 7,781,410
Canada	1,172,522	1,258,333	1,221,678

Consolidated total	$ 7,936,455	$ 8,535,733	$ 9,003,088

          Net sales to one customer represented approximately $4,027,000 (11.4%), $4,242,000 (11.3%) and $3,874,000 (9.8%) of the Company's consolidated sales for 2000, 1999 and 1998, respectively.

Note 12 - Quarterly Financial Data (unaudited)

Quarterly financial data for the 2000 and 1999 calendar quarters is summarized below:

Three Months Ended	March 31	June 30	September 30	December 31

2000
Net sales	$ 9,067,402	$ 9,809,855	$ 8,194,947	$ 8,183,224
Gross profit	2,783,486	2,959,647	2,384,907	1,385,978
Net income (loss)	282,551	228,811	25,331	(995,849)
Basic and diluted earnings (loss) per share	.37	.31	.03	(1.32)

1999

Net sales	9,147,706	9,953,355	9,178,434	9,132,037
Gross profit	2,361,577	2,867,237	2,371,382	2,560,314
Net income (loss)	45,643	255,572	62,565	(37,010)
Basic and diluted earnings (loss) per share	.06	.33	.08	(.05)

          Net sales for all quarters presented have been restated to reflect the reclassification of shipping and handling revenues and costs as discussed in Note 1. The following amounts have been reclassified to increase net sales over the amounts previously reported (listed by quarter, beginning with the first quarter of each year): 2000 - $165,179, $198,892, $196,397 and $201,466, respectively; 1999 - $188,575, $215,189, $201,087 and $210,042, respectively.

Note 13 - Subsequent Event

          Effective March 21, 2001, the Company's loan agreement with its primary lender relating to its short- and long-term borrowings was amended. The primary changes to the loan agreement include (1) an increase in the short-term line from $4,000,000 to $4,250,000 through October 30, 2001, at which time maximum borrowings revert to $4,000,000, (2) a maximum limitation on permitted short-term borrowings equal to a "borrowing base," amounting to the sum of 75% of the value of eligible accounts receivable and 25% of the value of eligible inventory, as defined, (3) a revision of the maturity date on the short-term line from September 30, 2002 to May 30, 2002, (4) with respect to the long-term portion of the loan agreement, a reduction in the quarterly principal payments from $275,000 to $200,000, deferment of the principal payment due March 31, 2001, and a required balloon payment of the remaining $2,860,000 outstanding balance on May 30, 2002, and (5) a change to certain restrictive covenants. In addition, the Company is required to prepay its long-term borrowings by an amount equal to 85% of the aggregate net cash proceeds, as defined, from all sales and dispositions of any assets (unless replaced with an asset of comparable value within 60 days) in excess of $50,000 in aggregate amount for any fiscal year (prepayments applied in the inverse order of maturities). Collateral for all borrowings remained unchanged except for the substitute of a pledge of 65% of the capital stock of all foreign subsidiaries of the Company for the prior guarantee of such foreign subsidiaries. Among other changes to the restrictive covenants, capital expenditures are limited to $600,000 per fiscal year and the Company is prohibited from paying dividends and repurchasing its common stock through the revised agreement maturity date of May 30, 2002. Of the $3,660,000 outstanding long-term debt balance at December 31, 2000, $600,000 is due in 2001 and $3,060,000 is due in 2002. The revised maturity schedule has been reflected in the current and non-current classifications of long-term debt in the accompanying consolidated balance sheet at December 31, 2000.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

          The information required by this item is incorporated herein by reference from the sections entitled "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 8, 2001.

Item 11.	Executive Compensation.

          The information required by this item is incorporated herein by reference from the sections entitled "Compensation of Directors" and "Executive Compensation" in the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 8, 2001.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

          The information required by this item is incorporated herein by reference from the section entitled "Ownership of Hastings Stock" in the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 8, 2001.

Item 13.	Certain Relationships and Related Transactions.

          The information required by this item, if any, is incorporated herein by reference from the sections entitled "Directors and Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 8, 2001.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Item 14(a)1.	Financial Statements.

          (A)          The following financial statements are filed as part of this document in Item 8, "Financial Statements and Supplementary Data."

Page
Report of Independent Certified Public Accountants	16
Consolidated Balance Sheets as of December 31, 2000 and 1999	17-18
Consolidated Statements of Income for the years ended
December 31, 2000, 1999 and 1998	19
Consolidated Statements of Stockholders' Equity for the years
ended December 31, 2000, 1999 and 1998	20-21
Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 1999 and 1998	22-23
Notes to Consolidated Financial Statements	24-40

(B) Financial Statement Schedule

Report of Independent Certified Public Accountants	48
Schedule II - Valuation and Qualifying Accounts	49

Item 14(a)2.	Financial Statements Schedules.

          The Financial Statement Schedule set forth in the Index to Financial Statement Schedules hereto is filed as a part of this Form 10-K Report.

Item 14(a)3.	Exhibits.

Number

3(a)	Amended Articles of Incorporation of Hastings Manufacturing Company, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1998, are here incorporated by reference.

3(b)	Bylaws of Hastings Manufacturing Company, as amended to date.

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

4(d)	Third Amendment to Amended and Restated Letter Agreement, dated October 31, 2000, between Hastings Manufacturing Company and Bank One (formerly NBD Bank).

4(e)	Fourth Amendment to Amended and Restated Letter Agreement, dated March 21, 2001, between Hastings Manufacturing Company and Bank One (formerly NBD Bank).

4(f)

Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(g)

Business Loan Agreement, dated as of January 24, 2000, between Hastings Manufacturing Company and Hastings City Bank, filed as an exhibit to Form 10-Q Quarterly Report for the period ended March 31, 2000, is here incorporated by reference.

4(h)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-A filed February 15, 1996, is here incorporated by reference.

10(a)	List of Recipients of Indemnity Agreement and Form of Indemnity Agreement, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1998, is here incorporated by reference.

10(b)*	1990 Restricted Stock Plan, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1998, is here incorporated by reference.

10(c)*	Stock Option and Restricted Stock Plan of 1997, as amended, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1999, is here incorporated by reference.

10(d)*

Form of Incentive Stock Option Agreement for use under the Stock Option and Restricted Plan of 1997, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1998, is here incorporated by reference.

10(e)*

Form of Nonqualified Stock Option Agreement for use under the Stock Option and Restricted Stock Plan of 1997, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1998, is here incorporated by reference.

10(f)

Joint Venture Agreement dated October 4, 1999, between Hastings Manufacturing Company and Intraco Corporation, filed as an exhibit to the Form 8-K Current Report dated October 7, 1999, is here incorporated by reference.

21	Subsidiaries of Hastings Manufacturing Company.

23	Consent of BDO Seidman, LLP.

24	Powers of Attorney.

*Management contract or compensatory plan or arrangement.

Item 14(b).          Reports on Form 8-K.

The Company did not file any current reports on Form 8-K during the fourth quarter of 2000.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed below on its behalf by the undersigned, thereunto duly authorized.

HASTINGS MANUFACTURING COMPANY (registrant)

Dated: March 30, 2001	By /s/ Thomas J. Bellgraph
Thomas J. Bellgraph Its Vice President, Finance (Principal Financial and Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated (such persons constituting a majority of the board of directors).

Signature	Title	Date

*/s/ Andrew F. Johnson Andrew F. Johnson	Co-Chief Executive Officer, President-- Operations and Director	March 30, 2001

*/s/ Mark R. S. Johnson Mark R. S. Johnson	Co-Chief Executive Officer, President-- Marketing and Director	March 30, 2001

*/s/ Dale W. Koop	Director	March 30, 2001
Dale W. Koop

*/s/ Monty C. Bennett	Director	March 30, 2001
Monty C. Bennett

*/s/ Douglas A. DeCamp	Director	March 30, 2001
Douglas A. DeCamp

*/s/William R. Cook	Director	March 30, 2001
William R. Cook

*/s/ Neil A. Gardner	Director	March 30, 2001
Neil A. Gardner

*/s/ Richard L. Foster	Director	March 30, 2001
Richard L. Foster

*By /s/ Thomas J. Bellgraph
Thomas J. Bellgraph Attorney In Fact

HASTINGS MANUFACTURING COMPANY

AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULES

FORM 10-K ITEM 14(a)2

YEAR ENDED DECEMBER 31, 2000

HASTINGS MANUFACTURING COMPANY
AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Report of Independent Certified Public Accountants
on Financial Statement Schedule	48

Schedule:

II -- Valuation and Qualifying Accounts	49

Other schedules have been omitted because they were inapplicable or otherwise not required.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

Hastings Manufacturing Company
Hastings, Michigan

The audits referred to in our report dated March 1, 2001, except Note 13, which is dated March 21, 2001, relating to the consolidated financial statements of Hastings Manufacturing Company and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
March 1, 2001

HASTINGS MANUFACTURING COMPANY AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions/ write-offs	Balance at end of period
	$	$	$	$	$

Year Ended December 31, 2000:

Allowance for possible
losses on receivables	230,000	198,500	--	203,500	225,000

Year Ended December 31, 1999:

Allowance for possible
losses on receivables	210,000	157,500	--	137,500	230,000

Year Ended December 31, 1998:

Allowance for possible
losses on receivables	215,000	458,500	--	463,500	210,000

EXHIBIT INDEX

Exhibit

3(a)	Amended Articles of Incorporation of Hastings Manufacturing Company, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1998, are here incorporated by reference.

3(b)	Bylaws of Hastings Manufacturing Company, as amended to date.

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

4(d)	Third Amendment to Amended and Restated Letter Agreement, dated October 31, 2000, between Hastings Manufacturing Company and Bank One (formerly NBD Bank).

4(e)	Fourth Amendment to Amended and Restated Letter Agreement, dated March 21, 2001, between Hastings Manufacturing Company and Bank One (formerly NBD Bank).

4(f)

Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(g)

Business Loan Agreement, dated as of January 24, 2000, between Hastings Manufacturing Company and Hastings City Bank, filed as an exhibit to Form 10-Q Quarterly Report for the period ended March 31, 2000, is here incorporated by reference.

4(h)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-A filed February 15, 1996, is here incorporated by reference.

10(a)	List of Recipients of Indemnity Agreement and Form of Indemnity Agreement, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1998, is here incorporated by reference.

10(b)*	1990 Restricted Stock Plan, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1998, is here incorporated by reference.

10(c)*	Stock Option and Restricted Stock Plan of 1997, as amended, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1999, is here incorporated by reference.

10(d)*

Form of Incentive Stock Option Agreement for use under the Stock Option and Restricted Plan of 1997, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1998, is here incorporated by reference.

10(e)*

Form of Nonqualified Stock Option Agreement for use under the Stock Option and Restricted Stock Plan of 1997, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1998, is here incorporated by reference.

10(f)

Joint Venture Agreement dated October 4, 1999, between Hastings Manufacturing Company and Intraco Corporation, filed as an exhibit to the Form 8-K Current Report dated October 7, 1999, is here incorporated by reference.

21	Subsidiaries of Hastings Manufacturing Company.

23	Consent of BDO Seidman, LLP.

24	Powers of Attorney.

*Management contract or compensatory plan or arrangement.