Form 10-Q
period 2001-03-31
HASTINGS MANUFACTURING CO
filed 2001-05-14
CIK 46109

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number

March 31, 2001	1-3574

HASTINGS MANUFACTURING COMPANY
(Exact name of registrant as specified in its charter)

Michigan (State or other Jurisdiction of Incorporation or Organization)	38-0633740 (I.R.S. Employer Identification No.)

325 North Hanover Street Hastings, Michigan (Address of Principal Executive Offices)	49058 (Zip Code)

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

Yes X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2001

Common stock, $2 par value	761,366 shares

Hastings Manufacturing Company and Subsidiaries

Contents

===============================================

PART I - FINANCIAL INFORMATION
Page
Item 1 - Financial Statements:

Report on Review by Independent Certified Public
Accountants	3

Condensed Consolidated Balance Sheets -
March 31, 2001 and December 31, 2000	4-5

Condensed Consolidated Statements of Income -
Three Months Ended March 31, 2001 and 2000	6

Condensed Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2001 and 2000	7-8

Notes to Condensed Consolidated Financial
Statements	9-12

Review by Independent Certified Public Accountants	13

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of
Operations	14-21

Item 3 - Quantitative and Qualitative Disclosures
About Market Risk	21

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	22

Item 6 - Exhibits and Reports on Form 8-K	22

Report on Review by Independent Certified Public Accountants

Board of Directors
Hastings Manufacturing Company
Hastings, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Hastings Manufacturing Company and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

As described in Note 6, on January 24, 2000, a class action lawsuit was filed against the Company by its retirees with respect to the 1997 amendment of the Company's postretirement benefit plans. The outcome of the lawsuit is uncertain at this time.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 1, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/BDO Seidman, LLP

BDO Seidman, LLP
Grand Rapids, Michigan
April 23, 2001

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets

=============================================

Assets (Note 3)	March 31, 2001	December 31, 2000

Current Assets
Cash	$228,260	$593,763
Accounts receivable, less allowance
for possible losses of $250,000 and
$225,000	5,029,190	4,393,759
Refundable income taxes	74,240	72,295
Inventories:
Finished products	8,452,451	8,616,438
Work in process	556,987	622,897
Raw materials	1,582,699	1,686,435
Prepaid expenses and other assets	123,130	117,718
Future income tax benefits	1,391,469	1,420,469

Total Current Assets	17,438,426	17,523,774

Property and Equipment
Land and improvements	628,039	643,209
Buildings	5,293,329	5,349,185
Machinery and equipment	21,355,818	21,169,016

	27,277,186	27,161,410
Less accumulated depreciation	19,531,626	19,224,955

Net Property and Equipment	7,745,560	7,936,455

Prepaid Pension Asset	2,400,307	2,438,707

Intangible Pension Asset	188,315	188,315

Future Income Tax Benefits	5,501,217	5,477,040

Other Assets	157,696	136,957

	$33,431,521	$33,701,248

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets

=============================================

Liabilities and Stockholders' Equity	March 31, 2001	December 31, 2000

Current Liabilities
Notes payable to banks (Note 3)	$5,500,000	$5,000,000
Accounts payable	1,601,079	2,008,666
Accruals:
Compensation	345,898	318,375
Taxes other than income	161,111	144,252
Miscellaneous	166,081	339,636
Current portion of postretirement
benefit obligation	1,015,002	1,015,002
Current maturities of
long-term debt (Note 3)	800,000	600,000

Total Current Liabilities	9,589,171	9,425,931

Long-Term Debt,
less current maturities (Note 3)	2,860,000	3,060,000

Pension and Deferred Compensation
Obligations, less current portion	2,494,759	2,503,318

Postretirement Benefit Obligation,
less current portion	12,604,677	12,752,246

Other Liabilities (Note 2)	46,820	-

Total Liabilities	27,595,427	27,741,495

Contingency (Note 6)

Stockholders' Equity
Preferred stock, $2 par value,
authorized and unissued
500,000 shares	-	-
Common stock, $2 par value,
1,750,000 shares authorized;
761,366 shares issued
and outstanding	1,522,732	1,522,732
Additional paid-in capital	264,862	264,862
Retained earnings	6,564,746	6,497,125
Accumulated other comprehensive
income (Note 5):
Cumulative foreign currency
translation adjustment	(1,066,084)	(905,705)
Derivative adjustment (Note 2)	(30,901)	-
Pension liability adjustment	(1,419,261)	(1,419,261)

Total accumulated other comprehensive
income	(2,516,246)	(2,324,966)

Total Stockholders' Equity	5,836,094	5,959,753

	$33,431,521	$33,701,248

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Income

=================================================

Three months ended March 31,	2001	2000

Net Sales	$8,704,362	$9,067,402

Cost of Sales	6,166,855	6,283,916

Gross profit	2,537,507	2,783,486

Operating Expenses
Advertising	109,948	62,710
Selling	788,890	785,739
General and administrative	1,413,230	1,327,174

	2,312,068	2,175,623

Operating income	225,439	607,863

Other Expenses (Income)
Interest expense	170,498	151,772
Other, net	(58,680)	(18,460)

	111,818	133,312

Income before income tax expense	113,621	474,551

Income Tax Expense	46,000	192,000

Net Income	$67,621	$282,551

Basic and Diluted Net Income
Per Share of Common Stock (Note 4)	$ .09	$.37

Dividends Per Share of Common Stock (Note 3)	$ -	$.08

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

=================================================

Three months ended March 31,	2001	2000

Operating Activities
Net income	$67,621	$282,551
Adjustments to reconcile net
income to net cash for
operating activities:
Depreciation	362,751	372,532
Deferred income taxes	29,000	132,000
Change in postretirement
benefit obligation	(147,569)	(227,841)
Changes in operating
assets and liabilities:
Accounts receivable	(681,898)	(913,524)
Refundable income taxes	(2,343)	20,000
Inventories	258,321	260,112
Prepaid expenses and other
current assets	(6,255)	2,373
Other assets	17,661	25,129
Accounts payable and accruals	(519,852)	(500,791)

Net cash for operating activities	(622,563)	(547,459)

Investing Activities
Capital expenditures	(229,989)	(132,678)
Investment in joint venture	-	(75,000)

Net cash for investing activities	(229,989)	(207,678)

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

=================================================

Three months ended March 31,	2001	2000

Financing Activities
Proceeds from issuance of notes
payable to banks	$1,200,000	$2,100,000
Principal payments on notes
payable to banks	(700,000)	(1,700,000)
Principal payments on long-term debt	-	(240,000)
Repurchase of common stock	-	(230,629)
Dividends paid	-	(63,261)

Net cash from (for) financing activities	500,000	(133,890)

Effect of Exchange Rate Changes on Cash	(12,951)	(1,127)

Net Decrease in Cash	(365,503)	(890,154)

Cash, beginning of period	593,763	1,011,630

Cash, end of period	$228,260	$121,476

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$372,373	$196,097
Income taxes, net of refunds	22,686	97,672

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

=====================================================

Note 1 - Basis of Presentation

In the opinion of the management of Hastings Manufacturing Company and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the Company's financial position as of March 31, 2001, and the Company's results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the expected results for all of 2001.

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

Note 2 - New Accounting Standards

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 (as amended by SFAS Nos. 137 and 138), Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. The Company uses an interest rate swap essentially to fix the interest rate on the majority of its long-term borrowings. The level of fixed-rate debt, after the effects of the interest rate swap has been considered, is approximately 81 percent of the Company's total outstanding long-term borrowings of $3,660,000 at March 31, 2001.

In accordance with the transition provisions of SFAS No. 133, on January 1, 2001, the Company recorded a net of tax charge of $4,336 ($6,569, net of tax of $2,233) to other comprehensive income as the cumulative effect of a change in accounting principle. The fair value of the interest rate swap, amounting to $(6,569) and $(46,820) at January 1, 2001 and March 31, 2001, respectively, was recognized in the balance sheet in noncurrent other liabilities.

The Company has formally documented the relationship between the interest rate swap and the long-term borrowings, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking the derivative that has been designated as a cash flow hedge to the specific liability on the balance sheet. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. If the Company determines that the derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, issued during 2000, requires companies to record as revenue all amounts billed to customers for shipping and handling. The classification of related shipping and handling costs, while not permitted to be netted against revenues, is an accounting policy decision required to be disclosed. In accordance with EITF 00-10, shipping and handling costs incurred by the Company are included in cost of sales. In previous years, shipping and handling revenues and costs were included in revenues on a net basis. For the quarter ended March 31, 2000, $165,179 has been reclassified to increase sales and cost of sales over the amounts previously reported to conform with the current year presentation.

Note 3 - Short-Term and Long-Term Debt

Effective March 21, 2001, the Company's loan agreement with its primary lender relating to its short-term and long-term borrowings was amended. The primary changes to the loan agreement include (1) an increase in the short-term line from $4,000,000 to $4,250,000 through October 30, 2001, at which time maximum borrowings revert to $4,000,000, (2) a maximum limitation on permitted short-term borrowings equal to a "borrowing base," amounting to the sum of 75% of the value of eligible accounts receivable and 25% of the value of eligible inventory, as defined, (3) a revision of the maturity date on the short-term line from September 30, 2002 to May 30, 2002, (4) with respect to the long-term portion of the loan agreement, a reduction in the quarterly principal payments from $275,000 to $200,000, deferment of the principal payment due March 31, 2001, and a required balloon payment of the remaining $2,860,000 outstanding balance on May 30, 2002, and (5) a change to certain restrictive covenants. In addition, the Company is required to prepay its long-term borrowings by an amount equal to 85% of the aggregate net cash proceeds, as defined, from all sales and dispositions of any assets (unless replaced with an asset of comparable value within 60 days) in excess of $50,000 in aggregate amounts for any fiscal year (prepayments applied in the inverse order of maturities). Collateral for all borrowings remained unchanged except for the substitution of a pledge of 65% of the capital stock of the Company's foreign subsidiary for the prior guarantee of that subsidiary. Among other changes to the restrictive covenants, capital expenditures are limited to $600,000 per fiscal year, and the Company is prohibited from paying dividends and repurchasing its common stock through the revised agreement maturity date of May 30, 2002. Because the amendment was effective prior to the filing of the Company's 2000 Annual Report on Form 10-K, the revised maturity schedule was reflected in the current and non-current classifications of long-term debt in the accompanying consolidated balance sheet at December 31, 2000. Of the $3,660,000 outstanding long-term debt balance at December 31, 2000, $600,000 is due in 2001 and $3,060,000 is due in 2002 .

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used in the "basic" and "diluted" earnings per share (EPS) calculations follows:

Three months ended March 31,	2001	2000

Numerator:
Net income used for both basic and
diluted EPS calculation	$67,621	$282,551

Denominator:
Weighted average shares outstanding for
the period - used for basic EPS calculation	745,046	759,551
Dilutive effect of stock options and
contingently issuable shares	-	-
Weighted average shares outstanding for the
period - used for diluted EPS calculation	745,046	759,551

Note 5 - Comprehensive Income

Comprehensive income and its components consist of the following:

Three months ended March 31,	2001	2000

Net income	$67,621	$282,551
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(160,379)	(19,047)
Derivative adjustment	(30,901)	-
Pension liability adjustment	-	-

Other comprehensive income (loss)	(191,280)	(19,047)

Comprehensive income (loss)	$(123,659)	$263,504

The above $(30,901) other comprehensive loss, net of tax, related to the derivative adjustment for the three months ended March 31, 2001, is made up of the following components:

	Before Tax	Net of Tax
Cumulative effect of a change in accounting principle, as of January 1, 2001	$(6,569)	$(4,336)
Change in fair value of derivative	(36,179)	(23,878)
Reclassification adjustment to (income) expense	(4,072)	(2,687)
Other comprehensive loss	$(46,820)	$(30,901)

Note 6 - Contingency

In early April 1997, the Company announced the amendment of its postretirement benefit plans, principally to adjust the cost-sharing provisions. As a result of that amendment, the Company's retirees filed a class action lawsuit in the Western District of Michigan on January 24, 2000, under the Employee Retirement Income Security Act of 1974 (ERISA) and the Labor Management Relations Act of 1947 (LMRA). The suit alleges that the Company denied class retirees and their dependents certain health insurance benefits to which the retirees have "vested" rights pursuant to the terms of the Company's collective bargaining agreements (1964 to the present). Specifically, the retiree class disputes the increase in their health insurance deductibles, the elimination of their prescription drug card and the requirement that they pay a portion of their health insurance premiums. The Company has denied any wrongdoing in this suit and intends to defend it and any related class certification vigorously. Minimal discovery has taken place to date in the lawsuit because the parties have been attempting to reach a settlement. At this stage, the prospect of settlement is uncertain. Furthermore, because the lawsuit is in its early stages, the Company's ultimate chances of success are uncertain. If the retirees prevail, the Company anticipates that a requirement to provide postretirement benefits at the pre-amendment level would have a material adverse effect on the Company's future financial position, results of operations and cash flows.

Hastings Manufacturing Company and Subsidiaries

Review by Independent Certified Public Accountants

=====================================================

The March 31, 2001 and 2000 condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been reviewed by BDO Seidman, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

2001 Compared to 2000

Net sales in the first quarter of 2001 decreased $363,040, or 4.0%, from $9,067,402 in the first quarter of 2000, to $8,704,362. The 2001 decrease reflects declines in the domestic and Canadian aftermarkets, as well as declines in the private brand and original equipment volumes. These decreases were partially offset by a modest increase in export volume. The sales decrease in the domestic and Canadian aftermarkets reflects a sustained industry-wide softness in the automotive replacements parts industry. The decrease in the private brand volume reflects reduced sales to a specific industry, while the decrease in the original equipment volume tracks the decreased volume of domestic automotive and light-duty truck manufacturers. Business conditions in some of these markets showed some improvement late in the first quarter of 2001. The increase in the export volume is the result of the Company's renewed focus on increasing sales of our export offerings.

During the first quarter of 2001, the Company signed an agreement with Karl Schmidt Unisia to market and distribute Zollner® brand pistons into the domestic and Mexican aftermarkets. Under the terms of the agreement, the Company will retain a portion of the net piston revenue in exchange for providing marketing and distribution services. The net proceeds from the piston sales, which were insignificant in the first quarter of 2001, are included in the Company's net sales.

2000 Compared to 1999

Net sales in the first quarter of 2000 decreased $80,304, or 0.9%, from the first quarter of 1999. The 2000 decrease reflected a decline in the private brand volume, partially offset by slight increases in the domestic and Canadian piston ring aftermarkets, and a slight increase in the export market. The original equipment volume was relatively flat in comparison to the prior year. The decrease in the private brand volume was due primarily to the loss of certain customers through market consolidations. The increase in the export market reflected an initial sales recovery by one of the Company's primary export customers.

COST OF SALES AND GROSS PROFIT

2001 Compared to 2000

Cost of sales in the first quarter of 2001 decreased $117,061, or 1.9%, from $6,283,916 in the first quarter of 2000, to $6,166,855. The gross profit margin on net sales decreased from 30.7%

in the first quarter of 2000 to 29.2% in the first quarter of 2001. The decline in net sales and the resulting decrease in the gross profit margin on net sales are both partially the result of the sales mix change noted above. Domestic and Canadian aftermarket sales were down in the first quarter of 2001 due to a sustained softness in the replacement parts market. Sales in these markets have traditionally carried a higher gross profit margin in order to support the higher level of operating expenses associated with that volume. Export volume, as noted earlier, posted a modest increase during the first quarter of 2001 as a result of the Company's renewed focus on this market. The export volume has traditionally carried a lower gross profit margin than domestic sales due to the lower level of operating expenses (not included in cost of sales) that are required to service that volume. The Company's first quarter 2001 gross profit margin was also negatively affected by increased group health insurance costs. Material costs remained relatively unchanged from the prior year average. Labor costs decreased modestly from the prior year average, reflecting the effects of the labor efficiency realized in the Company's transition to a lean manufacturing environment. Overhead costs decreased at a rate lower than the sales decrease due to the fixed nature of a large portion of those costs.

2000 Compared to 1999

Cost of sales in the first quarter of 2000 decreased $502,213, or 7.6%, from the first quarter of 1999. The gross profit margin on net sales increased from 25.8% in the first quarter of 1999 to 30.7% in the first quarter of 2000. The decline in cost of sales and the improved gross profit margin on net sales are both the result of non-recurring costs that negatively affected the 1999 figures. The 1999 costs were associated with the conversion and start-up of various production processes. As a result of this conversion, productivity levels were not at their anticipated needs. In order to cover these production deficiencies and further improve production levels, the Company incurred additional labor and overhead costs during the first quarter and throughout 1999. The Company spent much of 1999 aggressively addressing the issues that caused the increased cost of sales and the resulting decreased gross profit margin in 1999.

OPERATING EXPENSES

2001 Compared to 2000

Total operating expenses in the first quarter of 2001 increased $136,445, or 6.3%, from $2,175,623 in the first quarter of 2000, to $2,312,068. Advertising expenses increased $47,238, or 75.3%, in the first quarter of 2001 in comparison to the same period in 2000. This increase is due primarily to an increase of co-op advertising claims and an increase in printed material costs relating to a one-time charge for the start-up of the marketing and distribution of Zollner® brand pistons. Selling expenses increased $3,151, or 0.4%, from $785,739 in the first quarter of 2000, to $788,890. This slight increase reflects an increase in agents' commissions, largely offset by decreases in various selling support costs. General and administrative expenses increased $86,056, or 6.5%, from $1,327,174 in the first quarter of 2000, to $1,413,230. This increase primarily reflects an increase in group health insurance costs, combined with approximately $36,000 in severance payments that resulted from the cost containment measures taken by the

Company during the first quarter of 2001. These measures are discussed in the "Liquidity and Capital Resources" section below.

2000 Compared to 1999

Total operating expenses in the first quarter of 2000 increased $8,572, or 0.4%, from the first quarter of 1999. Advertising expenses decreased $7,951, or 10.8%, reflecting a decline in co-op advertising and printed material costs, offset slightly by an increase in advertising support costs. Selling expenses increased $49,029, or 6.7%, reflecting a slight increase in sales personnel costs, combined with increases in various selling support costs. General and administrative expenses decreased $32,866, or 2.4%, reflecting decreases in general personnel costs and personnel support costs, offset slightly by an increase in legal and professional fees related to the Company's retirees class action lawsuit described in Note 6 to the consolidated financial statements.

OTHER EXPENSES

2001 Compared to 2000

Other expenses netted to $111,818 for the first quarter of 2001 compared to a net expense of $133,312 for the first quarter of 2000. This decrease is the result of an increase in other, net income, offset by a higher interest expense in 2001 associated with an increase in the utilization of the Company's short-term lines of credit. The other, net income in 2001 reflects the income derived from the Company's investment in its Casite brand products joint venture. The other, net income in 2001 also reflects a gain recognized on the sale of stock holdings received from one of the Company's pension fund administrators. These holdings were received when the administrator converted from a mutual to a stock ownership company.

2000 Compared to 1999

Other expenses netted to $133,312 for the first quarter of 2000 compared to a net expense of $109,883 for the first quarter of 1999. This increase reflected a higher interest expense in 2000 resulting from the increased utilization of the Company's short-term lines of credit, combined with a decrease in other, net income in 2000. The other, net income in 2000 primarily reflected the income derived from the Company's Casite joint venture. There was no income or expense generated by this joint venture in 1999. The other, net income for 1999 primarily reflected a gain on the sale of obsolete equipment.

TAXES ON INCOME

The 2001 and 2000 effective tax rate of 40.5% is higher than the domestic statutory federal tax rate of 34.0%, due primarily to the impact of various state income taxes and the impact of a higher statutory rate applicable to the earnings of the Company's Canadian subsidiary.

As of March 31, 2001, the Company recorded net deferred income tax assets of $6,892,686. The major components of those assets are the tax effects of the net operating loss carryforwards and net accrued retirement and postretirement benefit obligations. The realization of these recorded benefits is dependent upon the generation of future taxable income. Management believes that it is more likely than not that adequate levels of future taxable income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations and the remaining net deductible temporary differences. However, based on the net operating loss carryforwards at March 31, 2001 (which must be utilized before foreign tax credit carryforwards can be utilized), management believes that it is more likely than not that the foreign tax credits will go unutilized prior to their expiration. As a result, a valuation allowance has been recorded for the total foreign tax credits of $311,508 at March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

On February 22, 2001 the Company announced that it had instituted a series of cost-containment measures in an effort to reduce its operating expenses and improve its profitability. The cost-containment measures were in response to continued softness in the domestic piston ring aftermarket and a downturn in the original equipment market. The cost-containment measures consisted of reductions in the salaried and hourly workforces and identification of reductions in various non-payroll related expenses. As noted earlier, the workforce reductions resulted in approximately $36,000 in severance payments. The Company has also announced an indefinite suspension of its regular quarterly cash dividend and has identified certain assets for possible future sale in an effort to further improve its cash position. The Company does not anticipate a loss on the disposal of these assets. The early effects of these cost-containment measures are encouraging, as the Company generated a profit in the first quarter of 2001.

The Company's primary cash requirements continue to be for operating expenses such as labor costs and raw materials, and for funding accounts receivable and capital expenditures. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. In late March 2001, the Company's loan agreement with its primary lender relating to its short-term and long-term borrowings was amended. The primary changes to the loan agreement are detailed in Note 3 to the consolidated financial statements. As a result of this amendment, and based on an anticipated improvement in profitability resulting from the cost-containment measures described above, the Company expects to generate sufficient future funds from operations and bank borrowings to fund its growth and operating needs for 2001. Total short-term lines available to the Company as of March 31, 2001 totaled $6,450,000, of which $950,000 was unused.

During the first quarter of 2001, the Company used $622,563 of net cash for operating activities. The realized net income and depreciation, combined with decreases in deferred income taxes and inventories, were offset by an increase in accounts receivable, and decreases in accounts payable and accruals and the postretirement benefit obligation. The decrease in deferred income taxes reflects the utilization of a portion of the net operating loss carryforward based on first quarter earnings. The decrease in inventories reflects a slight reduction in inventory requirements resulting from the sales softness in various markets, as noted earlier. The increase in accounts receivable reflects the timing of customer sales and the related payment terms associated with those sales. The decrease in accounts payable and accruals is due to several large payments being made in the first quarter on year-end accruals for interest and general accounts payable. The decrease in the postretirement benefit obligation reflects the excess of actual postretirement benefit claims paid over the actuarially determined annual expense. The investing activities for the first quarter of 2001 reflect the Company's continued support of its lean manufacturing environment. The financing activities for the first quarter of 2001 reflect the working capital requirements that were primarily needed to fund the operating activity items noted above. The financing activities also reflect the deferment of the principal payment due March 31, 2001, as well as the restriction of paying dividends and repurchasing the Company's common stock, as detailed in Note 3 to the consolidated financial statements.

During the first quarter of 2000, the Company used $547,459 of net cash for operating activities. The realized net income and depreciation, combined with decreases in deferred income taxes and inventories, were offset by an increase in accounts receivable, and decreases in accounts payable and accruals and the postretirement benefit obligation. The decrease in deferred income taxes primarily reflected the utilization of a portion of the net operating loss carryforward based on first quarter earnings. The decrease in inventories reflected a slight reduction in inventory requirements in comparison to customer demand. The increase in accounts receivable reflected the timing of customer sales and the related payment terms associated with those sales. The decrease in accounts payable and accruals was due to several large payments being made in the first quarter on year-end accruals for workers' compensation and general accounts payable. The decrease in the postretirement benefit obligation reflected the excess of actual postretirement benefit claims paid over the actuarially determined annual expense. The investing activities for the first quarter of 2000 reflected a continued requirement for new capital equipment related to as the Company's transition into a lean manufacturing environment. The investing activities also reflected the Company's investment in the Casite joint venture. The financing activities for the first quarter of 2000 reflected the working capital requirements that were primarily needed to fund the operating activity noted above. The financing activities also reflected the amortization of the Company's long-term debt obligation, as well as the purchase and retirement of 30,000 shares of the Company's common stock.

As noted earlier in this discussion, the Company instituted cost-containment measures in February 2001, in order to reduce its operating expenses and improve its profitability and cash position. While the Company realized minimal benefit from these measures in the first quarter, the measures taken should have a more significant impact on earnings and cash flow in future periods. Also, as noted earlier, the Company has observed some improvement, late in the first quarter, in various sales markets. With this anticipated sales improvement combined with the cost-containment measures, the Company anticipates that operations (which will be subject to minimal current cash outflows for U.S. income taxes due to the utilization of the net operating loss carryforwards), in combination with the balancing of available short-term lines of credit, will generate cash flows sufficient to fund the Company's working capital and capital expenditure requirements through 2001.

LITIGATION CONTINGENCY

As a result of the Company's amendment of its postretirement benefit plans, as disclosed in Note 6 to the consolidated financial statements, the Company's retirees filed a class action lawsuit in the Western District of Michigan on January 24, 2000, under the Employee Retirement Income Security Act of 1974 (ERISA) and the Labor Management Relations Act of 1947 (LMRA). The suit alleges that the Company denied class retirees and their dependents certain health insurance benefits to which the retirees have "vested" rights pursuant to the terms of the Company's collective bargaining agreements (1964 to the present). Specifically, the retiree class disputes the increase in their health insurance deductibles, the elimination of their prescription drug card and the requirement that they pay a portion of their health insurance premiums. The Company has denied any wrongdoing in this suit and intends to defend it and any related class certification vigorously. Minimal discovery has taken place to date in the lawsuit because the parties have been attempting to reach a settlement. At this stage, the prospect of settlement is uncertain. Furthermore, because the lawsuit is in its early stages, the Company's ultimate chances of success are uncertain. If the retirees prevail, the Company anticipates that a requirement to provide postretirement benefits at the pre-amendment level would have a material adverse effect on the Company's future financial position, results of operations and cash flows.

NEW ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 (as amended by SFAS Nos. 137 and 138), Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. The Company uses an interest rate swap essentially to fix the interest rate on the majority of its long-term borrowings. The level of fixed-rate debt, after the effects of the interest rate swap has been considered, is approximately 81 percent of the Company's total outstanding long-term borrowings of $3,660,000 at March 31, 2001.

In accordance with the transition provisions of SFAS No. 133, on January 1, 2001, the Company recorded a net of tax charge of $4,336 ($6,569, net of tax of $2,233) to other comprehensive income as the cumulative effect of a change in accounting principle. The fair value of the interest rate swap, amounting to $(6,569) and $(46,820) at January 1, 2001 and March 31, 2001, respectively, was recognized in the balance sheet in noncurrent other liabilities.

The Company has formally documented the relationship between the interest rate swap and the long-term borrowings, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking the derivative that has been designated as a cash flow hedge to the specific liability on the balance sheet. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. If the Company determines that the derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, issued during 2000, requires companies to record as revenue all amounts billed to customers for shipping and handling. The classification of related shipping and handling costs, while not permitted to be netted against revenues, is an accounting policy decision required to be disclosed. In accordance with EITF 00-10, shipping and handling costs incurred by the Company are included in cost of sales. In previous years, shipping and handling revenues and costs were included in revenues on a net basis. For the quarter ended March 31, 2000, $165,179 has been reclassified to increase sales and cost of sales over the amounts previously reported to conform with the current year presentation.

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

Anticipated future sales are subject to competitive pressures from many sources. As an example, future sales could be affected by consolidation within the automotive replacement parts industry, whereby the Company could lose sales due to a competitor purchasing all of the assets of a current customer of the Company. Future sales will also be affected by conditions in the original equipment and replacement parts industries. Furthermore, future sales could be affected by current and future political and economic factors in the foreign markets where the Company conducts business.

Cost of sales and operating expenses may be adversely affected by unexpected costs associated with various issues. For example, future cost of sales could be affected by unexpected expenses related to the final transition into, and future maintenance of, a lean manufacturing environment. Future operating expenses could be adversely affected, for example, by such items as unexpected large claims within the Company's self-funded group health insurance plan, increased retiree health insurance claim exposure as a result of an adverse court ruling in the current retiree health litigation discussed elsewhere in this report, or bad debt expenses related to deterioration in the credit worthiness of a customer or customers. Furthermore, the Company's cost-containment measures described above in "Liquidity and Capital Resources" may not be as effective as the Company anticipates.

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

The Company is exposed to market risks, which include changes in interest rates and changes in the foreign currency exchange rate as measured against the U.S. dollar.

The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. The Company is exposed to interest rate changes primarily as a result of its variable rate lines of credit used to finance its short-term working capital needs and for general corporate purposes, and a portion of its variable rate long-term borrowings, as discussed below. Of the $6,450,000 total short-term lines available to the Company at March 31, 2001, $5,500,000 was outstanding. Management believes that the fluctuation in interest rates in the near future will not have a material impact on the Company's consolidated financial statements taken as a whole.

With respect to its variable rate long-term borrowings, the Company has entered into an interest rate swap agreement essentially to fix the interest rate on $2,970,000 of the total $3,660,000 outstanding borrowings at March 31, 2001. The Company does not use derivative financial instruments for trading purposes.

The Company has a manufacturing/distribution facility in Canada. That facility's sales are denominated in Canadian dollars, thereby creating exposures to changes in exchange rates. The changes in the Canadian/U.S. exchange rate may positively or negatively affect the Company's sales, gross margins and retained earnings. The Company attempts to minimize currency exposure through working capital management. The Company does not hedge its exposure to translation gains and losses relating to foreign currency net asset exposures.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of pending litigation involving the Company, see Note 6 to the Condensed consolidated financial statements included in Item I of Part I of this Form 10-Q, which is here incorporated by reference.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number

3(a)	Amended Articles of Incorporation of Hastings Manufacturing Company, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1998, are here incorporated by reference.

3(b)	Bylaws of Hastings Manufacturing Company, as amended to date, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2000, are here incorporated by reference.

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

4(c)

Second Amendment to Amended and Restated Letter Agreement, dated March 30, 2000, between Hastings Manufacturing Company and Bank One (formerly NBD), filed as exhibit to Form 10-Q Quarterly Report for the period ended March 31, 2000, is here incorporated by reference.

4(d)

Third Amendment to Amended and Restated Letter Agreement, dated October 31, 2000, between Hastings Manufacturing Company and Bank One (formerly NBD), filed as exhibit to Form 10-K Annual Report for the year ended December 31, 2000, is here incorporated by reference.

4(e)	Fourth Amendment to Amended and Restated Letter Agreement, dated March 21, 2001,

between Hastings Manufacturing Company and Bank One (formerly NBD), filed as exhibit to Form 10-K Annual Report for the year ended December 31, 2000, is here incorporated by reference.

4(f)

Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(g)

Business Loan Agreement, dated as of January 24, 2000, between Hastings Manufacturing Company and Hastings City Bank, filed as exhibit to form 10-Q Quarterly Report for the period ended March 31, 2000, is here incorporated by reference.

4(h)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-K filed with the Securities and Exchange Commission on February 15, 1996, is here incorporated by reference.

15	Letter Regarding Unaudited Interim Financial Information.

          (b)          The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2001.

Date of Report	Filing Date	Item(s) Reported

February 22, 2001	February 22, 2001

This Form 8-K included a press release that reported that the Company had instituted a series of cost-containment measures. No financial statements were included or required to be included in this Form 8-K.

March 12, 2001	March 12, 2001

This Form 8-K included a press release that reported the Company's financial results for the year ended December 31, 2000. The press release included summary consolidated financial data for the years ended December 31, 2000 and 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASTINGS MANUFACTURING COMPANY

Date: May 14, 2001	/s/Thomas J. Bellgraph
Thomas J. Bellgraph Its Vice President-Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number

3(a)	Amended Articles of Incorporation of Hastings Manufacturing Company, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1998, are here incorporated by reference.

3(b)	Bylaws of Hastings Manufacturing Company, as amended to date, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2000, are here incorporated by reference.

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

4(c)

Second Amendment to Amended and Restated Letter Agreement, dated March 30, 2000, between Hastings Manufacturing Company and Bank One (formerly NBD), filed as exhibit to Form 10-Q Quarterly Report for the period ended March 31, 2000, is here incorporated by reference.

4(d)

Third Amendment to Amended and Restated Letter Agreement, dated October 31, 2000, between Hastings Manufacturing Company and Bank One (formerly NBD), filed as exhibit to Form 10-K Annual Report for the year ended December 31, 2000, is here incorporated by reference.

4(e)

Fourth Amendment to Amended and Restated Letter Agreement, dated March 21, 2001, between Hastings Manufacturing Company and Bank One (formerly NBD), filed as exhibit to Form 10-K Annual Report for the year ended December 31, 2000, is here incorporated by reference.

4(f)

Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(g)

Business Loan Agreement, dated as of January 24, 2000, between Hastings Manufacturing Company and Hastings City Bank, filed as exhibit to form 10-Q Quarterly Report for the period ended March 31, 2000, is here incorporated by reference.

4(h)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-K filed with the Securities and Exchange Commission on February 15, 1996, is here incorporated by reference.

15	Letter Regarding Unaudited Interim Financial Information.