Form 10-Q
period 2001-06-30
HASTINGS MANUFACTURING CO
filed 2001-08-14
CIK 46109

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001	Commission File Number 1-3574

HASTINGS MANUFACTURING COMPANY
(Exact name of registrant as specified in its charter)

Michigan (State or other Jurisdiction of Incorporation or Organization)	38-0633740 (I.R.S. Employer Identification No.)

325 North Hanover Street Hastings, Michigan (Address of Principal Executive Offices)	49058 (Zip Code)

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

Yes X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2001

Common stock, $2 par value	761,366 shares

Hastings Manufacturing Company and Subsidiaries

Contents

Part I - FINANCIAL INFORMATION
Page
Item 1 - Financial Statements:

Report on Review by Independent Certified Public Accountants	3

Condensed Consolidated Balance Sheets -
June 30, 2001 and December 31, 2000	4-5

Condensed Consolidated Statements of Income -
Three Months and Six Months Ended June 30, 2001 and 2000	6

Condensed Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2001 and 2000	7

Notes to Condensed Consolidated Financial Statements	8-10

Review by Independent Certified Public Accountants	11

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations	12-18

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	18

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings	19

Item 4 - Submission of Matters to a Vote of Security Holders	19

Item 6 - Exhibits and Reports on Form 8-K	20-21

Report on Review by Independent Certified Public Accountants

Board of Directors
Hastings Manufacturing Company
Hastings, Michigan

We have reviewed the accompanying condensed consolidated balance sheets of Hastings Manufacturing Company and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2001 and 2000, and cash flows for the six-month periods ended June 30, 2001 and 2000, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 1, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/BDO Seidman, LLP

BDO Seidman, LLP
Grand Rapids, Michigan
July 19, 2001

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets

Assets	June 30, 2001	December 31, 2000

Current Assets
Cash	$712,333	$593,763
Accounts receivable, less allowance for possible losses of $250,000 and $225,000	5,234,951	4,393,759
Refundable income taxes	6,394	72,295
Inventories:
Finished products	7,901,221	8,616,438
Work in process	536,170	622,897
Raw materials	1,287,892	1,686,435
Prepaid expenses and other assets	90,640	117,718
Future income tax benefits	1,160,469	1,420,469

Total Current Assets	16,930,070	17,523,774

Property and Equipment
Land and improvements	639,610	643,209
Buildings	5,344,465	5,349,185
Machinery and equipment	21,504,587	21,169,016

	27,488,662	27,161,410
Less accumulated depreciation	19,937,432	19,224,955

Net Property and Equipment	7,551,230	7,936,455

Prepaid Pension Asset	2,361,907	2,438,707

Intangible Pension Asset	188,315	188,315

Future Income Tax Benefits	5,494,880	5,477,040

Other Assets	170,304	136,957

	$32,696,706	$33,701,248

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets

Liabilities and Stockholders' Equity	June 30, 2001	December 31, 2000

Current Liabilities
Notes payable to banks	$4,050,000	$5,000,000
Accounts payable	1,772,353	2,008,666
Accruals:
Compensation	375,949	318,375
Income taxes	9,180	-
Taxes other than income	232,188	144,252
Miscellaneous	339,681	339,636
Current portion of postretirement benefit obligation	1,015,002	1,015,002
Current maturities of long-term debt	3,460,000	600,000

Total Current Liabilities	11,254,353	9,425,931

Long-Term Debt, less current maturities	-	3,060,000

Pension and Deferred Compensation Obligations, less current portion	2,486,046	2,503,318

Postretirement Benefit Obligation, less current portion	12,501,587	12,752,246

Other Liabilities (Note 2)	46,708	-

Total Liabilities	26,288,694	27,741,495

Contingency (Note 4)

Stockholders' Equity
Preferred stock, $2 par value, authorized and unissued 500,000 shares	-	-
Common stock, $2 par value, 1,750,000 shares authorized; 761,366 shares issued and outstanding	1,522,732	1,522,732
Additional paid-in capital	264,862	264,862
Retained earnings	7,014,857	6,497,125
Accumulated other comprehensive income (Note 3):
Cumulative foreign currency translation adjustment	(944,351)	(905,705)
Derivative adjustment (Note 2)	(30,827)	-
Pension liability adjustment	(1,419,261)	(1,419,261)

Total accumulated other comprehensive income	(2,394,439)	(2,324,966)

Total Stockholders' Equity	6,408,012	5,959,753

	$32,696,706	$33,701,248

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Income

	Three months ended		Six months ended
June 30,	2001	2000	2001	2000

Net Sales	$ 9,926,684	$ 9,809,855	$ 18,631,046	$ 18,877,257
Cost of Sales	6,722,492	6,850,208	12,889,347	13,134,124

Gross profit	3,204,192	2,959,647	5,741,699	5,743,133

Operating Expenses
Advertising	59,115	64,143	169,063	126,853
Selling	814,977	798,531	1,603,867	1,584,270
General and administrative	1,365,242	1,538,703	2,778,472	2,865,877

	2,239,334	2,401,377	4,551,402	4,577,000

Operating income	964,858	558,270	1,190,297	1,166,133

Other Expense (Income)
Interest expense	182,147	179,227	352,645	330,999
Other, net	2,600	(4,768)	(56,080)	(23,228)

	184,747	174,459	296,565	307,771

Income before income tax expense	780,111	383,811	893,732	858,362

Income Tax Expense	330,000	155,000	376,000	347,000

Net Income	$ 450,111	$ 228,811	$ 517,732	$ 511,362

Basic and Diluted Net Income Per Share of Common Stock (Note 2)	$.60	$.31	$.69	$.68

Dividends Per Share of Common Stock	$ -	$.08	$ -	$.16

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six months ended June 30,	2001	2000

Operating Activities
Net income	$517,732	$511,362
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation	725,451	768,517
Deferred income taxes	260,000	241,000
Change in postretirement benefit obligation	(250,659)	(490,361)
Changes in operating assets and liabilities:
Accounts receivable	(849,367)	(777,694)
Refundable income taxes	65,121	30,000
Inventories	1,181,335	450,441
Prepaid expenses and other current assets	26,782	(24,948)
Other assets	43,453	72,768
Accounts payable and accruals	(93,721)	(459,691)

Net cash from operating activities	1,626,127	321,394

Investing Activities
Capital expenditures	(354,216)	(287,028)
Investment in joint venture	-	(75,000)

Net cash for investing activities	(354,216)	(362,028)

Financing Activities
Proceeds from issuance of notes payable to banks	3,100,000	3,400,000
Principal payments on notes payable to banks	(4,050,000)	(3,300,000)
Principal payments on long-term debt	(200,000)	(480,000)
Repurchase of common stock	-	(230,629)
Dividends paid	-	(121,723)

Net cash for financing activities	(1,150,000)	(732,352)

Effect of Exchange Rate Changes on Cash	(3,341)	(7,824)

Net Increase (Decrease) in Cash	118,570	(780,810)

Cash, beginning of period	593,763	1,011,630

Cash, end of period	$712,333	$230,820

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$553,783	$359,776
Income taxes, net of refunds	46,544	123,091

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

In the opinion of the management of Hastings Manufacturing Company and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position as of June 30, 2001, and the results of operations for the three months and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000.

The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the expected results for all of 2001.

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

In accordance with Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, the Company records as revenue all amounts billed to customers for shipping and handling and classifies the related costs in cost of sales. In previous years, shipping and handling revenues and costs were included in revenues on a net basis. For the three months and six months ended June 30, 2000, $198,892 and $364,071, respectively, have been reclassified to increase sales and cost of sales over the amounts previously reported to conform with the current year presentation.

Note 2 - Earnings Per Share

A reconciliation of the numerators and denominators used in the "basic" and "diluted" earnings per share (EPS) calculations follows:

	Three months ended		Six months ended
June 30,	2001	2000	2001	2000

Numerator:
Net income used for both basic and diluted EPS calculation	$ 450,111	$ 228,811	$ 517,732	$ 511,362

Denominator:
Weighted average shares outstanding for the period - used for basic EPS calculation	745,046	745,046	745,046	752,299
Dilutive effect of stock options and contingently issuable shares	-	-	-	-
Weighted average shares outstanding for the period - used for diluted EPS calculation	745,046	745,046	745,046	752,299

Note 3 - Comprehensive Income

Comprehensive income and its components consist of the following:

	Three months ended		Six months ended
June 30,	2001	2000	2001	2000

Net income	$ 450,111	$ 228,811	$ 517,732	$ 511,362
Other comprehensive income, net of tax:
Foreign currency translation adjustments	121,733	(68,823)	(38,646)	(87,870)
Derivative adjustment	74	-	(30,827)	-
Minimum pension liability adjustment	-	-	-	-

Other comprehensive income (loss)	121,807	(68,823)	(69,473)	(87,870)

Comprehensive income	$ 571,918	$ 159,988	$ 448,259	$ 423,492

The above $74 and $(30,827) other comprehensive income (loss), net of tax related to the derivative adjustment for the three months and six months ended June 30, 2001, are made up of the following components:

	Three months ended		Six months ended
June 30, 2001	Before Tax	Net of Tax	Before Tax	Net of Tax

Cumulative effect of a change in accounting
principle, as of January 1, 2001	$ -	$ -	$ (6,569)	$ (4,336)
Change in fair value of derivative	(7,752)	(5,116)	(43,931)	(28,994)
Reclassification adjustment to (income) expense	7,864	5,190	3,792	2,503

Other comprehensive income (loss)	$ 112	$ 74	$ (46,708)	$ (30,827)

Note 4 - Contingency

In early April 1997, the Company announced the amendment of its postretirement benefit plans, principally to adjust the cost-sharing provisions. As a result of the amendment, the Company's retirees filed a class action lawsuit in the Western District of Michigan on January 24, 2000, under the Employee Retirement Income Security Act of 1974 (ERISA) and the Labor Management Relations Act of 1947 (LMRA). The suit alleges that the Company denied retirees and their dependents certain health insurance benefits to which the retirees have "vested" rights pursuant to the terms of the Company's collective bargaining agreements (1964 to the present). Specifically, the retiree class disputes the increase in their health insurance deductibles, the elimination of their prescription drug card and the requirement that they pay a portion of their health insurance premiums. The Company has denied any wrongdoing in this suit, and intends to defend it and any related class certification vigorously. Minimal discovery has taken place to date in the lawsuit because the parties have been attempting to reach a settlement. As of the date of this report, the Company believes that it is close to reaching a settlement of this lawsuit, but there are still a number of contingencies to be satisfied before any settlement can be finalized, and ultimately any settlement must be approved by the court. Therefore, although the Company is hopeful that a settlement will soon be reached, there is still the possibility that the case will not be settled, and that this lawsuit will be tried. If this case is tried, the Company's ultimate chances of success are uncertain. If the retirees prevail, the Company anticipates that a requirement to provide postretirement benefits at the pre-amendment level would have a material adverse effect on the Company's future financial position, results of operations and cash flows.

Hastings Manufacturing Company and Subsidiaries

Review by Independent Certified Public Accountants

The June 30, 2001 and 2000 condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been reviewed by BDO Seidman, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

2001 Compared to 2000

Net sales in the second quarter of 2001 increased $116,829, or 1.2%, from $9,809,855 in the second quarter of 2000 to $9,926,684. Net sales for the first half of 2001 decreased $246,211, or 1.3%, from $18,877,257 in the first half of 2000 to $18,631,046. The net sales increase in the second quarter of 2001 reflects a volume increase in the domestic aftermarket, slightly offset by volume decreases in the export, private brand and original equipment markets. The volume in the Canadian aftermarket was relatively flat for the second quarter of 2001 and for the first six months of the year. The net sales increase in the domestic aftermarket reflects improved volume to a major customer as part of an expansion of the customer's product offerings. The decrease in the export volume in the second quarter of 2001 primarily reflects a decline in volume to one of the Company's primary export customers. The decrease in the private brand volume reflects reduced sales to a specific industry, while the decrease in the original equipment volume tracks the decreased production volume in the domestic automotive and light-duty truck manufacturers. However, the Company has observed improving business conditions in the original equipment market during the second quarter, through increased internal orders from this market. For the first six months of 2001, net sales have increased in the domestic aftermarket and export market, offset by decreases in the private brand and original equipment markets. The increase in the domestic aftermarket and the decreases in the private brand and original equipment markets on a year-to-date basis are due to the items noted above. The increase in the export market for the first half of 2001 is the result of the Company's renewed focus on increasing sales of its export offerings.

In March 2001, the Company signed an agreement with Karl Schmidt Unisia to market and distribute Zollner brand pistons into the domestic and Mexican aftermarkets. Under the terms of the agreement, the Company will retain a portion of the net piston revenue in exchange for providing marketing and distribution services. The net proceeds from the piston sales, which were insignificant for the second quarter and for the first half of 2001, are included in the Company's net sales.

2000 Compared to 1999

Net sales in the second quarter of 2000 decreased $143,500, or 1.4%, from the second quarter of 1999. For the first half of 2000, net sales decreased $223,804, or 1.2%, from the first half of 1999. The overall net sales decrease widened slightly in the second quarter of 2000, which reflected year-to-date sales declines in the private brand and original equipment markets and Canadian aftermarket, offset by a sales increase in the export market. The volume in the domestic aftermarket was relatively flat throughout the first half of 2000. The decreases in the private brand and original equipment markets were primarily due to the loss of certain customers through market consolidations. The improvement in the export market reflected a continued sales recovery by one of the Company's primary export customers.

COST OF SALES AND GROSS PROFIT

2001 Compared to 2000

Cost of sales in the second quarter of 2001 decreased $127,716, or 1.9%, from $6,850,208 in the second quarter of 2000, to $6,722,492. For the first half of 2001, cost of sales decreased $244,777, or 1.9%, from $13,134,124 in the first half of 2000, to $12,889,347. The gross profit margin on net sales increased for the second quarter of 2001, from 30.2% for the second quarter of 2000, to 32.3%. For the first half of 2001, the gross profit margin on net sales also increased, from 30.4% in the first half of 2000, to 30.8%. The gross profit margin on net sales for the second quarter of 2001 improved from the first quarter level of 29.2% primarily due to the sales mix change noted above. Domestic aftermarket sales increased for the second quarter of 2001 and on a year-to-date basis. Sales in this market have traditionally carried a higher gross profit margin in order to support the higher level of operating expenses (not included in cost of sales) associated with that volume. Export volume, while maintaining an overall increase for the first half of 2001, observed a decrease in the second quarter of 2001. The export volume has traditionally carried a lower gross profit margin than domestic sales due to the lower level of operating expenses (not included in cost of sales) that are required to service that volume. The Company's second quarter and first half gross profit margins for 2001 were also negatively affected by a slight increase in group health insurance costs. Material costs remained relatively unchanged from the prior year average. Labor costs continue to decrease modestly from the prior year average, reflecting efficiencies gained through lean manufacturing, and a decrease resulting from the work force reduction implemented in the first quarter of this year. Overhead costs decreased, reflecting an increased effort by the Company to control the non-fixed portion of these costs.

2000 Compared to 1999

Cost of sales for the second quarter of 2000 decreased $235,910, or 3.3%, from the second quarter of 1999. For the first half of 2000, cost of sales decreased $738,123, or 5.3%, from the first half of 1999. The gross profit margin on net sales increased for the second quarter of 2000, from 28.8% for the second quarter of 1999, to 30.2%. For the first half of 2000, the gross profit margin on net sales also increased, from 27.4% in the first half of 1999, to 30.4%. The decline in cost of sales and the improved gross profit margin on net sales were both the result of non-recurring costs that negatively affected the 1999 figures. The 1999 costs were associated with the conversion and start-up of various production processes. As a result of that conversion, productivity levels were not at their anticipated needs. In order to cover these production deficiencies and further improve production levels, the Company incurred additional labor and overhead costs during the first quarter and throughout 1999. The Company spent much of 1999 aggressively addressing the issues that caused the increased cost of sales and the resulting decreased gross profit margin in 1999.

OPERATING EXPENSES

2001 Compared to 2000

Total operating expenses for the second quarter of 2001 decreased $162,043, or 6.7%, from the second quarter of 2000. For the first half of 2001, total operating expenses decreased $25,598, or 0.6%, from the first half of 2000. Advertising costs for the second quarter of 2001 decreased $5,028, or 7.8%, from the second quarter of 2000. This decrease reflects a slight decline in advertising support costs. For the first half of 2001, advertising costs increased $42,210, or 33.3% from the first half of 2000. This increase primarily reflects costs incurred in the first quarter of 2001 related to an influx of co-op advertising claims and an increase in printed material costs relating to a one-time charge for the start-up of the marketing and distribution of Zollner brand pistons. Selling costs for the second quarter of 2001 increased $16,446, or 2.1%, from the second quarter of 2000. For the first half of 2001, selling costs increased $19,597, or 1.2%, from the first half of 2000. These slight increases reflect an increase in agents' commissions, largely offset by decreases in various selling support costs. General and administrative costs for the second quarter of 2001 decreased $173,461, or 11.3%, from the second quarter of 2000. For the first half of 2001, general and administrative costs decreased $87,405, or 3.0%, from the first half of 2000. These decreases reflect declines in various general support costs resulting from the cost containment measures implemented by the Company during the first quarter of 2001. These measures are discussed in the "Liquidity and Capital Resources" section below. These decreases were slightly offset by an increase in group health insurance costs and approximately $36,000 in severance payments that resulted from the cost containment measures.

2000 Compared to 1999

Total operating expenses for the second quarter of 2000 increased $110,136, or 4.8%, from the second quarter of 1999. For the first half of 2000, total operating expenses increased $118,708, or 2.7%, from the first half of 1999. Advertising expenses for the second quarter of 2000 decreased $20,163, or 23.9%, from the second quarter of 1999. For the first half of 2000, advertising expenses decreased $27,754, or 18.0%, from the first half of 1999. These decreases reflected a decline in co-op advertising and printed material expenses, offset slightly by increases in various advertising support expenses. Selling expenses for the second quarter of 2000 increased $16,668, or 2.1%, from the second quarter of 1999. For the first half of 2000, selling expenses increased $65,697, or 4.3%, from the first half of 1999. These increases reflected a slight decrease in agent commissions, offset by increases in various sales personnel and selling support expenses. General and administrative expenses for the second quarter of 2000 increased $113,631, or 8.0%, from the second quarter of 1999. For the first half of 2000, general and administrative expenses increased $80,765, or 2.9%, from the first half of 1999. These increases reflected increases in performance-based personnel expenses, employee training, legal and professional fees and insurance expenses, partially offset by a decrease in general personnel support expenses. The increase in legal and professional fees is related to the Company retiree's class action lawsuit described in Note 4 to the accompanying Condensed Consolidated Financial Statements. The increased insurance expense represents the deductible portion of an insured fire loss that took place in the second quarter of 2000 within the finished goods storage area of the Company's production facility. The effect of this event on the Company's ability to service its customers and its effect on earnings was minimal.

OTHER EXPENSES

2001 Compared to 2000

Other expenses netted to $184,747 for the second quarter of 2001, compared to $174,459 for the second quarter of 2000. This increase reflects a higher interest expense in 2001 related to increased utilization of the Company's short-term lines of credit through the first few months of the second quarter, combined with a decrease in income in the other, net item. For the first half of 2001, other expenses netted to $296,565 versus a net expense of $307,771 in the first half of 2000. This overall expense decrease reflects higher other, net income largely offset by a higher interest expense in 2001 related to the increased short-term line usage noted above. The other, net item primarily reflects the expense (income) derived from the Company's investment in its Casite brand products joint venture. The other, net item in 2001 also reflects a gain recognized on the sale of stock holdings in the first quarter of 2001, received from one of the Company's pension fund administrators. These holdings were received when the administrator converted from a mutual to a stock ownership company.

2000 Compared to 1999

Other expenses netted to $174,459 for the second quarter of 2000, compared to $149,424 for the second quarter of 1999. For the first half of 2000, these expenses netted to $307,771 versus a net expense of $259,307 for the first half of 1999. These increases reflected a higher interest expense in 2000 related to increased utilization of the Company's short-term lines of credit, combined with a decrease in other, net income. The other, net income in 2000 primarily reflected the income derived from the Company's investment in the Casite joint venture. There was no income or expense generated by this joint venture in 1999. The other, net income for 1999 primarily reflected a gain on the sale of obsolete equipment.

TAXES ON INCOME

The 2001 and 2000 year-to-date effective tax rates of 42.1% and 40.4%, respectively, are higher than the domestic statutory federal tax rate of 34% due primarily to the impact of various state income taxes and the impact of a higher statutory rate applicable to the earnings of the Company's Canadian subsidiary.

As of June 30, 2001, the Company recorded net deferred income tax assets of $6,655,349. The major components of those assets are the tax effects of the net operating loss carryforwards and net accrued retirement and postretirement benefit obligations. The realization of these recorded benefits is dependent upon the generation of future taxable income. Management believes that it is more likely than not that adequate levels of future taxable income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations and the remaining net deductible temporary differences. However, based on the net operating loss carryforwards at June 30, 2001 (which must be utilized before foreign tax credit carryforwards can be utilized), management believes that it is more likely than not that the foreign tax credits will go unutilized prior to their expiration. As a result, a valuation allowance has been recorded for the total foreign tax credits of $311,508 at June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

On February 22, 2001 the Company announced that it had instituted a series of cost-containment measures in an effort to reduce its operating expenses and improve its profitability. The cost-containment measures were in response to a continued softness in the domestic piston ring aftermarket and a downturn in the original equipment market. The cost-containment measures consisted of reductions in the salaried and hourly workforces and identification of reductions in various non-payroll related expenses. As noted earlier, the workforce reductions resulted in approximately $36,000 in severance payments. The Company has also announced an indefinite suspension of its regular quarterly cash dividend and has identified certain assets for possible future sale in an effort to further improve its cash position. The Company does not anticipate a loss on the disposal of these assets. The results to date of these on-going cost-containment measures are encouraging, as the Company has generated a profit for the first half of 2001.

The Company's primary cash requirements continue to be for operating expenses such as labor costs, and for funding accounts receivable, capital expenditures and long-term debt service. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. In late March 2001, the Company's loan agreement with its primary lender relating to its short-term and long-term borrowings was amended. The primary changes to the loan agreement are detailed in Note 13 to the Company's December 31, 2000 Consolidated Financial Statements. Total short-term lines available to the Company as of June 30, 2001 totaled $6,450,000, of which $2,400,000 was unused.

During the first half of 2001, the Company generated $1,626,127 of net cash from operating activities. The realized net income, depreciation and decreases in deferred income taxes and inventories were offset by an increase in accounts receivable and decreases in accounts payable and accruals and the postretirement benefit obligation. The decrease in deferred income taxes reflects the utilization of a portion of the net operating loss carryforward based on first half earnings. The decrease in inventories reflects a planned reduction in the Company's inventory to certain levels, combined with the shortfall of production requirements versus customer demand. This production shortfall is considered temporary in nature and has had a limited effect on customer service levels. Plans have been implemented to raise the production requirements to a more satisfactory level. The increase in accounts receivable reflects the timing of customer sales and the related payment terms associated with those sales. The decrease in accounts payable and accruals is due to several large payments being made over the first half of the year on year-end accruals for interest and general accounts payable, largely offset by slight increases in current year accruals for compensation and taxes other than income. The decrease in the postretirement benefit obligation reflects the excess of actual postretirement benefit claims paid over the actuarially determined annual expense. The investing activities for the first half of 2001 reflect the Company's continued support of its lean manufacturing environment. The financing activities for the first half of 2001 reflect the working capital requirements that were primarily needed to fund the operating activity items noted above. The financing activities also reflect the principal payment under the amended loan agreement, as well as the restriction of paying dividends and repurchasing the Company's common stock, as detailed in Note 13 to the Company's December 31, 2000 Consolidated Financial Statements.

During the first half of 2000, the Company generated $321,394 of net cash from operating activities. The realized net income, depreciation and decreases in deferred income taxes and inventories were offset by an increase in accounts receivable and decreases in accounts payable and accruals and the postretirement benefit obligation. The decrease in deferred income taxes primarily reflected the utilization of a portion of the tax net operating loss carryforward based on earnings for the first half of the year. The decrease in inventories reflected a slight reduction in inventory requirements in relation to customer demand. The increase in accounts receivable reflected the timing of customer sales and the related payment terms associated with those sales. The decrease in accounts payable and accruals is due to several large payments being made in the first half of 2000 related to workers' compensation insurance and general accounts payable. The decrease in the postretirement benefit obligation reflected the excess of actual postretirement benefit claims paid over the actuarially determined annual expense. The investing activities for the first half of 2000 reflected a lower requirement for new capital equipment, as the Company completes its transition into a lean manufacturing environment. The investing activities also reflected the Company's investment in the Casite joint venture. The financing activities for the first half of 2000 reflected the working capital requirements that were primarily needed to fund the operating activity items noted above. The financing activities also reflected the amortization of the Company's long-term debt obligation as well as the purchase and retirement of 30,000 shares of the Company's common stock.

As noted earlier in this discussion, the Company instituted cost-containment measures in February 2001 in order to reduce its operating expenses and improve its profitability and cash position. Through the first half of the year the measures taken have had a positive impact on earnings and cash flow, and are expected to continue to have a positive impact for the remainder of the year, although the Company cannot assure you that this will happen. As noted earlier, the Company has noted improved business conditions in the original equipment market, which should also impact the financial results for the remainder of the year. With this anticipated sales improvement combined with the cost-containment measures, the Company anticipates that operations (which will be subject to minimal current cash outflows for U.S. income taxes due to the utilization of the net operating loss carryforwards), in combination with the balancing of available short-term lines of credit, will generate cash flows sufficient to fund its working capital and capital expenditure requirements through 2001.

LITIGATION CONTINGENCY

As a result of the Company's amendment of its postretirement benefit plans, as disclosed in Note 6 to the December 31, 2000 Consolidated Financial Statements, the Company's retirees filed a class action lawsuit in the Western District of Michigan on January 24, 2000, under the Employee Retirement Income Security Act of 1974 (ERISA) and the Labor Management Relations Act of 1947 (LMRA). The suit alleges that the Company denied retirees and their dependents certain health insurance benefits to which the retirees have "vested" rights pursuant to the terms of the Company's collective bargaining agreements (1964 to the present). Specifically, the retiree class disputes the increase in their health insurance deductibles, the elimination of their prescription drug card and the requirement that they pay a portion of their health insurance premiums. The Company has denied any wrongdoing in this suit, and intends to defend it and any related class certification vigorously. Minimal discovery has taken place to date in the lawsuit because the parties have been attempting to reach a settlement. As of the date of this report, the Company believes that it is close to reaching a settlement of this lawsuit, but there are still a number of contingencies to be satisfied before any settlement can be finalized, and ultimately any settlement must be approved by the court. Therefore, although the Company is hopeful that a settlement will soon be reached, there is still the possibility that the case will not be settled, and that this lawsuit will be tried. If this case is tried, the Company's ultimate chances of success are uncertain. If the retirees prevail, the Company anticipates that a requirement to provide postretirement benefits at the pre-amendment level would have a material adverse effect on the Company's future financial position, results of operations and cash flows.

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

Cost of sales and operating expenses may be adversely affected by unexpected costs associated with various issues. For example, future cost of sales could be affected by unexpected expenses related to the future maintenance of a lean manufacturing environment. Future operating expenses could be adversely affected, for example, by such items as unexpected large claims within the Company's self-funded group health insurance plan, increased retiree health insurance claim exposure as a result of an adverse court ruling on the current retiree health issue, or bad debt expenses related to deterioration in the credit worthiness of a customer or customers. Furthermore, the Company's cost-containment measures described above in the "Liquidity and Capital Resources" may not be as effective as the Company anticipates.

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

The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. The Company is exposed to interest rate changes primarily as a result of its variable rate lines of credit used to finance its short-term working capital needs and for general corporate purposes, and a portion of its variable rate long-term borrowings, as discussed below. Of the $6,450,000 total short-term lines available to the Company at June 30, 2001, $4,050,000 was outstanding. Management believes that the fluctuation in interest rates in the near future will not have a material impact on the Company's consolidated financial statements taken as a whole.

With respect to its variable rate long-term borrowings, the Company has entered into an interest swap agreement essentially to fix the interest rate on $2,640,000 of the total $3,460,000 outstanding borrowings at June 30, 2001. The Company does not use derivative financial instruments for trading purposes.

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

Item 4.          Submission of Matters to a Vote of Security Holders

The Company's 2001 annual meeting of shareholders was held on May 8, 2001. The purposes of the meeting were to (1) elect directors to three-year terms expiring in 2004, (2) to approve an amendment to the Hastings Manufacturing Company Stock Option and Restricted Stock Plan of 1997 to increase the number of authorized shares under the plan from 38,000 to 76,000 and (3) to transact any other business that may have properly come before the meeting:

The name of each director elected at the meeting (along with the number of votes cast for, against or authority withheld) and the name of each other director whose term of office as a director continued after the meeting follows:

Elected Director	For	Against	Authority withheld
Neil A. Gardner	592,778	-	60,968
Monty C. Bennett	592,778	-	60,968

Directors who continue to serve
Andrew F. Johnson
Mark R.S. Johnson
Dale W. Koop
Douglas A. DeCamp
William R. Cook

The number of votes cast for, against or abstain for approval of the amendment to the Hastings Manufacturing Company Stock Option and Restricted Stock Plan of 1997 follows:

	For	Against	Abstain
Approval of the amendment to the	563,264	86,442	4,040
Hastings Manufacturing Company Stock Option and Restricted Stock Plan of 1997

Item 6.          Exhibits and Reports on Form 8-K

          (a)       Exhibits

Exhibit Number	Document

3(a)	Amended Articles of Incorporation of Hastings Manufacturing Company, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1998, are here incorporated by reference.

3(b)	Bylaws of Hastings Manufacturing Company, as amended to date, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2000, are here incorporated by reference.

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

4(c)

Second Amendment to Amended and Restated Letter Agreement, dated March 30, 2000, between Hastings Manufacturing Company and Bank One (formerly NBD), filed as an exhibit to the Form 10-Q Quarterly Report for the period ended March 31, 2000, is here incorporated by reference.

4(d)

Third Amendment to Amended and Restated Letter Agreement, dated October 31, 2000, between Hastings Manufacturing Company and Bank One (formerly NBD), filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2000, is here incorporated by reference.

4(e)

Fourth Amendment to Amended and Restated Letter Agreement, dated March 21, 2001, between Hastings Manufacturing Company and Bank One (formerly NBD), filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2000, is here incorporated by reference.

4(f)

Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(g)

Business Loan Agreement, dated as of January 24, 2000, between Hastings Manufacturing Company and Hastings City Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended March 31, 2000, is here incorporated by reference.

4(h)	Preferred Stock Purchase Rights Plan, filed as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on February 15, 1996, is here incorporated by reference.

15	Letter Regarding Unaudited Interim Financial Information.

          (b)       The Company filed the following Current Report on Form 8-K during the quarter ended June 30, 2001.

Date of Report	Filing Date	Item(s) Reported

April 30, 2001	April 30, 2001

This Form 8-K included a press release that reported the Company's financial results for the quarter ended March 31, 2001. The press release included summary consolidated income statement data for the quarters ended March 31, 2001 and 2000.

          This Form 8-K was furnished pursuant to Regulation FD and is considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASTINGS MANUFACTURING COMPANY

Date: August 14, 2001	/s/Monty C. Bennett
Monty C. Bennett Its Vice-President, Employee Relations, Secretary and Director

Date: August 14, 2001	/s/Thomas J. Bellgraph
Thomas J. Bellgraph Its Vice-President, Finance

EXHIBIT INDEX

Exhibit Number	Document

3(a)	Amended Articles of Incorporation of Hastings Manufacturing Company, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1998, are here incorporated by reference.

3(b)	Bylaws of Hastings Manufacturing Company, as amended to date, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2000, are here incorporated by reference.

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

4(c)

Second Amendment to Amended and Restated Letter Agreement, dated March 30, 2000, between Hastings Manufacturing Company and Bank One (formerly NBD), filed as an exhibit to the Form 10-Q Quarterly Report for the period ended March 31, 2000, is here incorporated by reference.

4(d)

Third Amendment to Amended and Restated Letter Agreement, dated October 31, 2000, between Hastings Manufacturing Company and Bank One (formerly NBD), filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2000, is here incorporated by reference.

4(e)

Fourth Amendment to Amended and Restated Letter Agreement, dated March 21, 2001, between Hastings Manufacturing Company and Bank One (formerly NBD), filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2000, is here incorporated by reference.

4(f)

Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(g)

Business Loan Agreement, dated as of January 24, 2000, between Hastings Manufacturing Company and Hastings City Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended March 31, 2000, is here incorporated by reference.

4(h)	Preferred Stock Purchase Rights Plan, filed as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on February 15, 1996, is here incorporated by reference.

15	Letter Regarding Unaudited Interim Financial Information.