Form 10-Q
period 2001-09-30
HASTINGS MANUFACTURING CO
filed 2001-11-14
CIK 46109

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001	Commission File Number 1-3574

HASTINGS MANUFACTURING COMPANY
(Exact name of registrant as specified in its charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-0633740 (I.R.S. Employer Identification No.)

325 North Hanover Street Hastings, Michigan (Address of Principal Executive Offices)	49058 (Zip Code)

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

Yes X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2001

Common stock, $2 par value	761,366 shares

Hastings Manufacturing Company and Subsidiaries

Contents

Part I - Financial Information
Page
Item 1 - Financial Statements:

Report on Review by Independent Certified Public Accountants	3

Condensed Consolidated Balance Sheets -
September 30, 2001 and December 31, 2000	4-5

Condensed Consolidated Statements of Income -
Three Months and Nine Months Ended September 30, 2001 and 2000	6

Condensed Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 2001 and 2000	7

Notes to Condensed Consolidated Financial Statements	8-10

Review by Independent Certified Public Accountants	11

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations	12-18

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	18-19

Part II - Other Information

Item 1 - Legal Proceedings	20

Item 6 - Exhibits and Reports on Form 8-K	20-21

Report on Review by Independent Certified Public Accountants

Board of Directors
Hastings Manufacturing Company
Hastings, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Hastings Manufacturing Company and subsidiaries as of September 30, 2001, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000, and cash flows for the nine-month periods ended September 30, 2001 and 2000, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

/s/BDO Seidman, LLP

BDO Seidman, LLP
Grand Rapids, Michigan
October 22, 2001

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets

Assets	September 30, 2001	December 31, 2000

Current Assets
Cash	$294,266	$593,763
Accounts receivable, less allowance for possible losses of $425,000 and $225,000	5,010,135	4,393,759
Refundable income taxes	-	72,295
Inventories:
Finished products	7,740,194	8,616,438
Work in process	568,786	622,897
Raw materials	1,350,950	1,686,435
Prepaid expenses and other assets	100,471	117,718
Future income tax benefits	1,130,469	1,420,469

Total Current Assets	16,195,271	17,523,774

Property and Equipment
Land and improvements	627,765	643,209
Buildings	5,307,599	5,349,185
Machinery and equipment	21,604,136	21,169,016

	27,539,500	27,161,410
Less accumulated depreciation	20,243,960	19,224,955

Net Property and Equipment	7,295,540	7,936,455

Prepaid Pension Asset	2,322,646	2,438,707

Intangible Pension Asset	188,315	188,315

Future Income Tax Benefits	5,509,768	5,477,040

Other Assets	159,931	136,957

	$31,671,471	$33,701,248

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets

Liabilities and Stockholders' Equity	September 30, 2001	December 31, 2000

Current Liabilities
Notes payable to banks	$3,650,000	$5,000,000
Accounts payable	1,327,265	2,008,666
Accruals:
Compensation	362,202	318,375
Income taxes	29,847	-
Taxes other than income	221,979	144,252
Miscellaneous	434,614	339,636
Current portion of postretirement benefit obligation	1,015,002	1,015,002
Current maturities of long-term debt	3,260,000	600,000

Total Current Liabilities	10,300,909	9,425,931

Long-Term Debt, less current maturities	-	3,060,000

Pension and Deferred Compensation Obligations, less current portion	2,477,138	2,503,318

Postretirement Benefit Obligation, less current portion	12,526,204	12,752,246

Other Liabilities	71,533	-

Total Liabilities	25,375,784	27,741,495

Contingency (Note 4)

Stockholders' Equity
Preferred stock, $2 par value, authorized and unissued 500,000 shares	-	-
Common stock, $2 par value, 1,750,000 shares authorized; 761,366 shares issued and outstanding	1,522,732	1,522,732
Additional paid-in capital	264,862	264,862
Retained earnings	7,049,951	6,497,125
Accumulated other comprehensive income (Note 3):
Cumulative foreign currency translation adjustment	(1,075,385)	(905,705)
Derivative adjustment	(47,212)	-
Pension liability adjustment	(1,419,261)	(1,419,261)

Total accumulated other comprehensive income	(2,541,858)	(2,324,966)

Total Stockholders' Equity	6,295,687	5,959,753

	$31,671,471	$33,701,248

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Income

	Three months ended		Nine months ended
September 30,	2001	2000	2001	2000

Net Sales	$ 8,243,101	$ 8,194,947	$ 26,874,147	$ 27,072,204
Cost of Sales	5,848,661	5,810,040	18,738,008	18,944,164

Gross profit	2,394,440	2,384,907	8,136,139	8,128,040

Operating Expenses
Advertising	73,839	93,615	242,902	220,468
Selling	727,803	745,335	2,331,670	2,329,605
General and administrative	1,350,216	1,354,854	4,128,688	4,220,731

	2,151,858	2,193,804	6,703,260	6,770,804

Operating income	242,582	191,103	1,432,879	1,357,236

Other Expense (Income)
Interest expense	168,108	169,090	520,753	500,089
Other, net	3,380	(20,318)	(52,700)	(43,546)

	171,488	148,772	468,053	456,543

Income before income tax expense	71,094	42,331	964,826	900,693

Income Tax Expense	36,000	17,000	412,000	364,000

Net Income	$ 35,094	$ 25,331	$ 552,826	$ 536,693

Basic and Diluted Net Income Per Share of Common Stock (Note 2)	$.05	$.03	$.74	$.72

Dividends Per Share of Common Stock	$ -	$.08	$ -	$.24

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30,	2001	2000

Operating Activities
Net income	$552,826	$536,693
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation	1,076,766	1,152,369
Deferred income taxes	290,000	248,000
Gain on sale of property and equipment	(1,627)	(14,529)
Change in postretirement benefit obligation	(226,042)	(812,075)
Changes in operating assets and liabilities:
Accounts receivable	(658,066)	(167,799)
Refundable income taxes	71,280	23,945
Inventories	1,187,841	132,143
Prepaid expenses and other current assets	16,471	(8,772)
Other assets	93,087	(134,058)
Accounts payable and accruals	(436,611)	(448,027)

Net cash from operating activities	1,965,925	507,890

Investing Activities
Capital expenditures	(494,737)	(737,728)
Proceeds from sale of property and equipment	1,627	14,529
Investment in joint venture	-	(75,000)

Net cash for investing activities	(493,110)	(798,199)

Financing Activities
Proceeds from issuance of notes payable to banks	5,700,000	6,700,000
Principal payments on notes payable to banks	(7,050,000)	(6,200,000)
Principal payments on long-term debt	(400,000)	(720,000)
Repurchase of common stock	-	(230,629)
Dividends paid	-	(182,584)

Net cash for financing activities	(1,750,000)	(633,213)

Effect of Exchange Rate Changes on Cash	(22,312)	(13,453)

Net Decrease in Cash	(299,497)	(936,975)

Cash, beginning of period	593,763	1,011,630

Cash, end of period	$294,266	$74,655

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$693,372	$517,197
Income taxes, net of refunds	56,799	150,133

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

In the opinion of the management of Hastings Manufacturing Company and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position as of September 30, 2001, and the results of operations for the three months and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000.

The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the expected results for all of 2001.

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

In accordance with Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, the Company records as revenue all amounts billed to customers for shipping and handling and classifies the related costs in cost of sales. In previous years, shipping and handling revenues and costs were included in revenues on a net basis. For the three months and nine months ended September 30, 2000, $196,397 and $560,468, respectively, have been reclassified to increase sales and cost of sales over the amounts previously reported to conform with the current year presentation.

Note 2 - Earnings Per Share

A reconciliation of the numerators and denominators used in the "basic" and "diluted" earnings per share (EPS) calculations follows:

	Three months ended		Nine months ended
September 30,	2001	2000	2001	2000

Numerator:
Net income used for both basic and diluted EPS calculation	$ 35,094	$ 25,331	$ 552,826	$ 536,693

Denominator:
Weighted average shares outstanding for the period - used for basic EPS calculation	745,046	745,046	745,046	749,864
Dilutive effect of stock options and contingently issuable shares	-	-	-	-
Weighted average shares outstanding for the period - used for diluted EPS calculation	745,046	745,046	745,046	749,864

Note 3 - Comprehensive Income

Comprehensive income and its components consist of the following:

	Three months ended		Nine months ended
September 30,	2001	2000	2001	2000

Net income	$ 35,094	$ 25,331	$ 552,826	$ 536,693
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(131,034)	(45,203)	(169,680)	(133,073)
Derivative adjustment	(16,385)	-	(47,212)	-
Minimum pension liability adjustment	-	-	-	-

Other comprehensive loss	(147,419)	(45,203)	(216,892)	(133,073)

Comprehensive income (loss)	$ (112,325)	$ (19,872)	$ 335,934	$ 403,620

The above $(16,385) and $(47,212) other comprehensive loss, net of tax related to the derivative adjustment for the three months and nine months ended September 30, 2001, are made up of the following components:

	Three months ended		Nine months ended
September 30, 2001	Before Tax	Net of Tax	Before Tax	Net of Tax

Cumulative effect of a change in accounting
principle, as of January 1, 2001	$ -	$ -	$ (6,569)	$ (4,336)
Change in fair value of derivative	(39,773)	(26,250)	(83,704)	(55,244)

Reclassification adjustment to expense	14,948	9,865	18,740	12,368

Other comprehensive loss	$ (24,825)	$ (16,385)	$ (71,533)	$ (47,212)

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

Hastings Manufacturing Company and Subsidiaries

Review by Independent Certified Public Accountants

The September 30, 2001 and 2000 condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been reviewed by BDO Seidman, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

2001 Compared to 2000

Net sales in the third quarter of 2001 increased $48,154, or 0.6%, from $8,194,947 in the third quarter of 2000 to $8,243,101. Net sales for the first nine months of 2001 decreased $198,057, or 0.7%, from $27,072,204 in the first nine months of 2000 to $26,874,147. The net sales increase in the third quarter of 2001 reflects volume increases in the export and original equipment markets, combined with the positive net sales impact from the March 2001 marketing and distribution agreement with Karl Schmidt Unisia relating to Zollner brand pistons, as described below. This net sales increase was slightly offset by a volume decrease in the domestic aftermarket. The volumes in the Canadian aftermarket and private brand market were relatively flat for the third quarter of 2001. The net sales increase in the export volume in the third quarter of 2001 reflects the broadening of the Company's customer base into new export markets. The increase in the original equipment volume reflects increased sales to the domestic automotive and light-duty truck manufacturers. The decrease in the domestic aftermarket volume reflects an industry-wide softness in the replacement parts industry.

For the first nine months of 2001, net sales have increased in the export market and domestic aftermarket, and the Company has realized a positive net sales impact from the marketing and distribution of Zollner brand pistons. These increases, however, have been more than offset by decreases in the private brand and original equipment volumes. The increase in the export volume reflects the broadening of the Company's export customer base, as noted above. The increase in the domestic aftermarket volume reflects improved sales to a major customer as part of an expansion of the customer's product offerings. However, net of the sales to this major customer, the Company, as noted above, is experiencing a sales decrease in the domestic aftermarket due to an industry-wide softness in the replacement parts industry. The Company is currently evaluating the depth of this softness in the replacement parts market and is developing operating options to help offset this decline. The decrease in the private brand volume reflects reduced sales to a specific industry, while the decrease in the original equipment volume is consistent with the decreased production volume of the domestic automotive and light-duty truck manufacturers. As noted above, the Company experienced increased volume in the original equipment market during the third quarter of 2001 compared to the same period in 2000. However, the Company has observed deteriorating business conditions in the original equipment market during the latter part of the third quarter of 2001, through decreased orders from this market. The Company is developing operating options to help offset this reduction in orders. The volume in the Canadian aftermarket was relatively flat for the first nine months of this year.

In March 2001, the Company signed an agreement with Karl Schmidt Unisia to market and distribute Zollner brand pistons into the domestic and Mexican aftermarkets. Under the terms of the agreement, the Company will retain a portion of the net piston revenue in exchange for providing marketing and distribution services. The net proceeds from the piston sales are included in the Company's net sales.

In early November 2001, the Company signed an agreement with Automotive Components Limited (ACL) to market and distribute ACL brand engine bearings, gaskets and import pistons into the domestic and Mexican aftermarkets. Under the terms of the agreement, the Company will retain a portion of the net ACL product revenue in exchange for providing marketing and distribution services. The Company expects that the new venture will contribute positively to its profitability beginning in the first quarter of 2002.

2000 Compared to 1999

Net sales in the third quarter of 2000 decreased $983,487, or 10.7%, from the third quarter of 1999. For the first nine months of 2000, net sales decreased $1,207,291, or 4.3%, from the first nine months of 1999. The overall net sales decrease widened in the third quarter of 2000 which reflected year-to-date sales declines in the domestic aftermarket, private brand and original equipment markets and Canadian aftermarket, partially offset by a modest increase in the export market. The sales decreases in the domestic and Canadian aftermarket reflected an industry-wide softness in the replacement parts industry. The decreases in the private brand and original equipment markets were primarily due to the loss of certain customers through market consolidations. The improvement in the export market reflected a continued sales recovery by one of the Company's primary export customers.

COST OF SALES AND GROSS PROFIT

2001 Compared to 2000

Cost of sales in the third quarter of 2001 increased $38,621, or 0.7%, from the third quarter of 2000. For the first nine months of 2001, cost of sales decreased $206,156, or 1.1%, from the first nine months of 2000. The gross profit margin on net sales decreased slightly for the third quarter of 2001, from 29.1% for the third quarter of 2000, to 29.0%. The gross profit margin on net sales for the third quarter of 2001 decreased from the six-month level of 30.8%, primarily due to the sales mix change noted above. Export volume increased in the third quarter and on a year-to-date basis. This volume has traditionally carried a lower gross profit margin than domestic sales due to the lower level of operating expenses (not included in cost of sales) that are required to service that volume. Domestic aftermarket sales, on the other hand, decreased in the third quarter of 2001. Sales in this market have traditionally carried a higher gross profit margin in order to support the higher level of operating expenses (not included in cost of sales) associated with that volume. This change in sales mix resulted in the reduced gross profit margin on sales in the third quarter of 2001. For the first nine months of 2001, the gross profit margin on net sales increased, from 30.0% in the first nine months of 2000, to 30.3%. The decreased gross profit margin on sales from the export volume was more than offset by the gross profit margin generated on a nine-month total increase in domestic aftermarket sales, combined with the positive gross profit impact on the net sales generated from the marketing and distribution of Zollner brand pistons. Finally, the gross profit margin was positively affected by the reduction in some of the individual inventory cost factors (material, labor and overhead costs). While material costs remained relatively unchanged from the prior year average, labor costs continue to decrease modestly from the prior year average. This labor cost reduction reflects efficiencies gained through lean manufacturing and a decrease resulting from the work force reduction implemented in the first quarter of this year. Overhead costs also decreased, reflecting an increased effort by the Company to control the non-fixed portion of these costs.

2000 Compared to 1999

Cost of sales in the third quarter of 2000 decreased $997,012, or 14.6%, from the third quarter of 1999. For the first nine months of 2000, cost of sales decreased $1,735,135, or 8.4%, from the first nine months of 1999. The gross profit margin on net sales increased for the third quarter of 2000, from 25.8% for the third quarter of 1999, to 29.1%. For the first nine months of 2000, the gross profit margin on net sales also increased, from 26.9% in the first nine months of 1999, to 30.0%. The overall decrease in cost of sales and the improved gross profit margin on net sales for the first nine months of 2000 were both primarily the result of non-recurring costs that negatively affected the 1999 figures. Those 1999 costs were associated with the conversion and start-up of various production processes. As a result of that conversion, productivity levels were not at their anticipated needs. In order to cover the production deficiencies, and thus improve production levels, the Company incurred additional labor and overhead costs throughout 1999. The Company spent much of 1999 aggressively addressing the issues that caused the increased cost of sales and the resulting decreased gross profit margin in 1999.

OPERATING EXPENSES

2001 Compared to 2000

Total operating expenses for the third quarter of 2001 decreased $41,946, or 1.9%, from the third quarter of 2000. For the first nine months of 2001, total operating expenses decreased $67,544, or 1.0%, from the first nine months of 2000. Advertising costs for the third quarter of 2001 decreased $19,776, or 21.1%, from the third quarter of 2000. This decrease reflects a decline in co-op advertising claims and other advertising support costs. For the first nine months of 2001, advertising costs increased $22,434, or 10.2%, from the first nine months of 2000. This increase primarily reflects an increase in printed material costs relating to a one-time charge for the start-up of the marketing and distribution of Zollner brand pistons. Selling costs for the third quarter of 2001 decreased $17,532, or 2.4%, from the third quarter of 2000. This decrease reflects a decline in various selling support and sales personnel costs. For the first nine months of 2001, selling costs increased $2,065, or 0.1%, from the first nine months of 2000. This slight increase reflects an increase in agents' commissions and salesmen's travel, largely offset by decreases in various selling support and sales personnel costs. General and administrative costs for the third quarter of 2001 decreased $4,638, or 0.3%, from the third quarter of 2000. For the first nine months of 2001, general and administrative costs decreased $92,043, or 2.2%, from the first nine months of 2000. These decreases reflect declines in various general support and personnel costs resulting from the cost containment measures implemented by the Company during the first quarter of 2001. These cost decreases were slightly offset by an increase in the provision for doubtful accounts receivable, which resulted from the Chapter 11 (reorganization) bankruptcy protection sought by several of the Company's customers. These customers service the Company's domestic aftermarket and original equipment market. The current allowance for doubtful accounts receivable ($425,000 at September 30, 2001) is considered adequate to cover any potential losses resulting from these bankruptcy proceedings.

2000 Compared to 1999

Total operating expenses for the third quarter of 2000 increased $74,388, or 3.5%, from the third quarter of 1999. For the first nine months of 2000, total operating expenses increased $193,096, or 2.9%, from the first nine months of 1999. Advertising expenses for the third quarter of 2000 increased $48,889, or 109.3%, from the third quarter of 1999. For the first nine months of 2000, advertising expenses increased $21,135, or 10.6%, from the first nine months of 1999. These increases reflected an influx of co-op advertising expenses in the third quarter of 2000, combined with the expenses related to a new piston ring catalog in 2000 that had been incurred throughout the year. Selling expenses for the third quarter of 2000 increased $32,409, or 4.5%, from the third quarter of 1999. For the first nine months of 2000, selling expenses increased $98,106, or 4.4%, from the first nine months of 1999. These increases reflected a slight decrease in volume-driven agents' commissions, offset by increases in various selling support and sales personnel expenses. General and administrative expenses for the third quarter of 2000 decreased $6,910, or 0.5%, from the third quarter of 1999. This decrease reflected the reversal of previously accrued performance-based personnel expenses, offset substantially by increases in general personnel support expenses and legal and professional fees. For the first nine months of 2000, general and administrative expenses increased $73,855, or 1.8%, from the first nine months of 1999. This increase reflected slight year-to-date increases in the aforementioned general personnel support expenses and legal and professional fees, combined with an increase in insurance expense. The increase in legal and professional fees was related to the Company retiree's class action lawsuit described in Note 4 to the accompanying Condensed Consolidated Financial Statements. The increased insurance expense represented the deductible portion of an insured fire loss that took place in the second quarter of 2000 within the finished goods storage area of the Company's production facility. The effect of this event on the Company's ability to service its customers, and its effect on earnings, was minimal.

OTHER EXPENSES

2001 Compared to 2000

Other expenses netted to $171,488 for the third quarter of 2001, compared to $148,772 for the third quarter of 2000. This increase primarily reflects the other, net expense, in 2001, derived from the Company's investment in its Casite brand products joint venture, combined with the inclusion, in the third quarter of 2000, of the income associated with a gain on the sale of excess production equipment. For the first nine months of 2001, other expenses netted to $468,053 versus a net expense of $456,543 in the first nine months of 2000. This increase reflects higher interest expense in 2001 related to the increased short-term line utilization during the first quarter of 2001. The interest expense was comparable to 2000 levels for the second and third quarters of 2001, as cash flow has improved during this time period, resulting in less reliance on the short-term lines of credit. This higher interest expense in 2001 was partially offset by other, net income derived from the year-to-date earnings from the Casite joint venture, combined with the income derived from the gain recognized on the sale of stock received from one of the Company's pension fund administrators. This stock was received when the administrator converted from a mutual to a stock ownership company.

2000 Compared to 1999

Other expenses netted to $148,772 for the third quarter of 2000, compared to $148,101 for the third quarter of 1999. For the first nine months of 2000, these expenses netted to $456,543, compared to a net expense of $407,708 for the first nine months of 1999. These increases primarily reflected a higher interest expense in 2000 related to increased utilization of the Company's short-term lines of credit. The other, net income for the third quarter and first nine months of 2000 reflected the income associated with the gain on the sale of excess production equipment, combined with the income derived from the Casite joint venture. There was no income or expense generated by this joint venture in 1999. The other, net income for 1999 primarily reflected a gain on the sale of obsolete equipment.

TAXES ON INCOME

The 2001 and 2000 effective tax rates of 42.7% and 40.4%, respectively, are higher than the domestic statutory federal tax rate of 34.0% due primarily to the impact of various state income taxes and the impact of a higher statutory rate applicable to the earnings of the Canadian subsidiary. The 2001 effective tax rate also reflects the tax effect of specific inter-company transactions. The effect of these transactions on the earnings and cash flows of the Company have been eliminated during consolidation.

As of September 30, 2001, the Company recorded net deferred income tax assets of $6,640,237. The major components of those assets are the tax effects of the net operating loss carryforwards and net accrued retirement and postretirement benefit obligations. The realization of these recorded benefits is dependent upon the generation of future taxable income. Management believes that it is more likely than not that adequate levels of future taxable income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations and the remaining net deductible temporary differences. However, based on the net operating loss carryforwards at September 30, 2001 (which must be utilized before foreign tax credit carryforwards can be utilized), management believes that it is more likely than not that the foreign tax credit carryforwards will go unutilized prior to their expiration. As a result, a valuation allowance has been recorded for the total foreign tax credits of $311,508 at September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

On February 22, 2001, the Company announced that it had instituted a series of cost-containment measures in an effort to reduce its operating expenses and improve its profitability. The cost-containment measures were in response to a continued softness in the domestic piston ring aftermarket and a downturn in the original equipment market. The cost-containment measures consisted of reductions in the salaried and hourly workforces and identification of reductions in various non-payroll related expenses. The workforce reductions resulted in approximately $36,000 in severance payments. The Company also announced an indefinite suspension of its regular quarterly cash dividend and has identified certain assets for possible future sale in an effort to further improve its cash position. In early November 2001, the Company sold a piece of real property. The gain on the sale of this property is approximately $650,000, and will be recognized as other, net income in the fourth quarter. The results to date of these on-going cost-containment measures and the asset sale event are encouraging, as each of these items should add to the profitability of the Company in future periods.

The Company's primary cash requirements continue to be for operating expenses such as labor costs, and for funding accounts receivable, capital expenditures and long-term debt service. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. In late March 2001, the Company's loan agreement with its primary lender relating to its short-term and long-term borrowing was amended. The primary changes to the loan agreement are detailed in Note 13 to the Company's December 31, 2000 Consolidated Financial Statements. Total short-term lines available to the Company as of September 30, 2001 totaled $6,450,000, of which $2,800,000 was unused.

During the first nine months of 2001, the Company generated $1,965,925 of net cash from operating activities. The realized net income, depreciation and decreases in deferred income taxes and inventories were partially offset by an increase in accounts receivable and decreases in accounts payable and accruals and the postretirement benefit obligation. The decrease in deferred income taxes reflects the utilization of a portion of the net operating loss carryforward based on earnings for the first nine months, combined with the tax effect of the inter-company transactions discussed earlier. The decrease in inventories reflects a planned reduction in the Company's inventory to certain levels, combined with the shortfall of production output versus customer demand during the first half of 2001. Production output aligned with customer demand during the third quarter. The increase in accounts receivable reflects the timing of customer sales and the related payment terms associated with those sales. The decrease in accounts payable and accruals is due to several large payments being made over the first nine months of the year on year-end accruals for interest and general accounts payable, partially offset by increases in current year accruals for compensation, taxes other than income and miscellaneous payables. The decrease in the postretirement benefit obligation reflects the excess of actual postretirement benefit claims paid over the actuarially determined annual expense. The investing activities for the first nine months of 2001 primarily reflect the Company's continued support of its lean manufacturing environment. The financing activities for the first nine months of 2001 reflect the working capital requirements that were primarily needed to fund the operating activity items noted above. The financing activities also reflect the principal payments under the amended loan agreement, as well as the restriction of paying dividends and repurchasing the Company's common stock, as detailed in Note 13 to the Company's December 31, 2000 Consolidated Financial Statements.

During the first nine months of 2000, the Company generated $507,890 of net cash from operating activities. The realized net income, depreciation and decreases in deferred income taxes and inventories were partially offset by increases in accounts receivable and other assets, and decreases in accounts payable and accruals and the postretirement benefit obligation. The decrease in deferred income taxes reflected the utilization of a portion of the tax net operating loss carryforward based on earnings for the first nine months of the year. The decrease in inventories reflected a slight reduction in inventory requirements in relation to customer demand. The increase in accounts receivable reflected the timing of customer sales and the related payment terms associated with those sales. The increase in other assets reflected the additional funding of one of the Company's defined benefit pension plans to specified limits. The decrease in accounts payable and accruals was due to several large payments being made in the first nine months of 2000 related to workers' compensation and general accounts payable, offset slightly by an increase in the compensation accrual. The decrease in the postretirement benefit obligation reflected the excess of actual postretirement benefit claims paid over the actuarially determined annual expense. The investing activities for the first nine months of 2000 primarily reflected the Company's increased support if its lean manufacturing environment. The investing activities also reflected the Company's investment in the Casite joint venture. The financing activities for the first nine months of 2000 reflected the working capital requirements that were primarily needed to fund the operating activity items noted above. The financing activities also reflected the amortization of the Company's long-term debt obligation as well as the purchase and retirement of 30,000 shares of the Company's common stock.

As noted earlier in this discussion, the Company instituted cost-containment measures in February 2001 in order to reduce its operating expenses and improve its profitability and cash position. Through the first nine months of the year, the measures taken have had a positive impact on earnings and cash flow, and are expected to continue to have a positive impact for the remainder of the year, although the Company cannot assure you that this will happen. These cost-containment measures should help to offset the softness currently observed in the original equipment market and domestic aftermarket. The cost-containment measures have allowed the Company to improve the availability on its short-term lines of credit which, when combined with future anticipated earnings from operations (which will be subject to minimal current cash outflows for U.S. income taxes due to the utilization of the net operating loss carryforwards), will generate cash flows sufficient to fund the Company's working capital and capital expenditure requirements through 2001.

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

Cost of sales and operating expenses may be adversely affected by unexpected costs associated with various issues. For example, future cost of sales could be affected by unexpected expenses related to the future maintenance of a lean manufacturing environment. Future operating expenses could be adversely affected, for example, by such items as unexpected large claims within the Company's self-funded group health insurance plan, increased retiree health insurance claim exposure as a result of an adverse court ruling on the current retiree health issue, or bad debt expenses related to deterioration in the credit worthiness of a customer or customers. Furthermore, the Company's cost-containment measures described above under the heading "Liquidity and Capital Resources" may not be as effective as the Company anticipates.

The Company may also be adversely affected by recent events relating to the terrorist attacks of September 11, 2001. These events, especially when coupled with weakening economic indicators prior to the tragedy, create considerable economic and political uncertainties which could adversely affect consumer buying behavior, automobile production, shipping and transportation costs, and other factors affecting the Company and the automotive industry generally.

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

The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. The Company is exposed to interest rate changes primarily as a result of its variable rate lines of credit used to finance its short-term working capital needs and for general corporate purposes, and a portion of its variable rate long-term borrowings, as discussed below. Of the $6,450,000 total short-term lines available to the Company at September 30, 2001, $3,650,000 was outstanding. Management believes that the fluctuation in interest rates in the near future will not have a material impact on the Company's consolidated financial statements taken as a whole.

With respect to its variable rate long-term borrowings, the Company has entered into an interest swap agreement essentially to fix the interest rate on $2,310,000 of the total $3,260,000 outstanding borrowings at September 30, 2001. The Company does not use derivative financial instruments for trading purposes.

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

4(g)	Business Loan Agreement, dated as of January 24, 2001, between Hastings Manufacturing Company and Hastings City Bank.

4(h)	Preferred Stock Purchase Rights Plan, filed as an exhibit to the Form 8-A filed with the Securities and Exchange Commission on February 15, 1996, is here incorporated by reference.

15	Letter Regarding Unaudited Interim Financial Information.

          (b)          The Company filed the following Current Report on Form 8-K during the quarter ended September 30, 2001.

Date of Report	Filing Date	Item(s) Reported

August 7, 2001	August 7, 2001

This Form 8-K included a press release that reported the Company's financial results for the quarter ended June 30, 2001. The press release included summary consolidated income statement data for the quarters and six-month periods ended June 30, 2001 and 2000.

          This Form 8-K was furnished pursuant to Regulation FD and is considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001	HASTINGS MANUFACTURING COMPANY /s/Thomas J. Bellgraph Thomas J. Bellgraph Its Vice-President, Finance

EXHIBIT INDEX

Exhibit Number	Document

3(a)	Amended Articles of Incorporation of Hastings Manufacturing Company, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1998, are here incorporated by reference.

3(b)	Bylaws of Hastings Manufacturing Company, as amended to date, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2000, are here incorporated by reference.

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

4(g)	Business Loan Agreement, dated as of January 24, 2001, between Hastings Manufacturing Company and Hastings City Bank.

4(h)	Preferred Stock Purchase Rights Plan, filed as an exhibit to the Form 8-A filed with the Securities and Exchange Commission on February 15, 1996, is here incorporated by reference.

15	Letter Regarding Unaudited Interim Financial Information.