Form 10-K
period 2001-12-31
HASTINGS MANUFACTURING CO
filed 2002-03-26
CIK 46109

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended December 31, 2001

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________.

Commission File Number 1-3574

HASTINGS MANUFACTURING COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-0633740 (I.R.S. Employer Identification No.)

325 North Hanover Street Hastings, Michigan (Address of Principal Executive Offices)	49058 (Zip Code)

Registrant's telephone number, including area code: (616) 945-2491

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $2.00 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ X ]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Aggregate market value of voting stock of registrant held by non-affiliates as of March 19, 2002 was $2,197,433.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 19, 2002:

Common Stock - $2 par value	761,726 Shares

Documents and Information Incorporated by Reference

Part III, Items 10, 11, 12 and 13	Proxy Statement for Annual Meeting to be held May 14, 2002

PART I

Item 1.	Business.

          Hastings Manufacturing Company (the Company) is a Michigan corporation organized in 1929 with its headquarters and U.S. manufacturing facilities and distribution base in Hastings, Michigan.

          The Company is primarily a manufacturer of piston rings for automotive and light truck applications for the replacement market. The Company also manufactures some of its piston ring products for original equipment applications. To a lesser extent, the Company packages and sells automotive mechanics' specialty tools and additives for engines, transmissions, and cooling systems and distributes products into the automotive aftermarket for unaffiliated suppliers. Prior to October 4, 1999, the Company directly administered and sold the additives offerings. Effective that date, the Company entered into a joint venture agreement for the marketing of those additive products worldwide under the "Casite" brand name. The 50% owned joint venture, Casite Intraco, LLC, does business as The Casite Company. While the joint venture has experienced increased sales each of its first two years, there has been minimal positive impact on the Company's profitability. In addition, all of the Company's products are currently offered in Canada, where they are produced and/or packaged and distributed by the Company's Canadian subsidiary, Hastings, Inc., located in Barrie, Ontario. Hastings, Inc. is directly responsible for all of the specialty tool packaging and distribution throughout the Canadian, U.S. and other foreign markets.

          The Company distributes its replacement products through numerous auto parts jobbers and warehouse distributors for sale primarily in the automotive replacement markets throughout the U.S. and Canada. These products are also distributed nationally and internationally through numerous large-scale engine rebuilders and various retailer outlets. The Company also sells, on a limited basis, private brand piston ring sets to certain customers under the customers' brand names.

          The Company distributes the majority of its export sales on a country-direct basis. In November of 2000, the Company hired its first full-time export sales representative dedicated to the Central and South American markets. Volumes from those regions strengthened through 2001. During early 1999, Hastings, Inc. began to distribute and administer products for other U.S.-based suppliers into the Canadian market. Following that lead, the Company signed an agreement with Karl Schmidt Unisia in March of 2001 to market and distribute Zollner brand pistons into the U.S. and Mexican aftermarkets. In November of 2001, the Company signed an agreement with Automotive Components Limited (ACL) to market and distribute ACL brand engine bearings, gaskets, and import application pistons into those same markets. Under the terms of those agreements, which are similar to the Hastings, Inc. agreements, the Company will retain a portion of the net product revenue as a commission in exchange for providing administrative, distribution and certain marketing services. All of the products provided through these agreements complement the current piston ring offerings as to both distribution channels and customer base. As stated in Note 1 to the Consolidated Financial Statements (included in Item 8), the Company reported net sales in the form of commissions from these activities of $462,169, $294,732 and $85,598 for the years ended December 31, 2001, 2000 and 1999, respectively. With the introduction of the ACL product offering in early 2002, the Company anticipates a favorable acceleration in that commission revenue. Considering its increasing success in building its distribution activities, the Company recently announced a new strategy for future growth that will realign the Company into two business units, each of which will be responsible for increasing global sales and market share. The marketing and distribution unit will build the Company's worldwide presence as a marketer and distributor of engine-related products to the aftermarket, while the piston ring unit will be focused on developing, manufacturing and distributing piston rings to aftermarket and OEM customers. To date, implementation efforts have focused on the realignment of management who will be responsible for each business unit and the Company as a whole. As the marketing and distribution unit grows, alternative business reporting methods will be considered.

          Manufacturing demands required to support sales increases in the late 1990s revealed certain operating constraints within the Company's manufacturing capabilities. In recognition of those constraints, in 1998 the Company began the implementation of lean manufacturing principles, including the conversion to a cellular approach of many of the manufacturing processes. (Lean manufacturing refers to a discipline of arranging the workflow in such a manner as to minimize or eliminate any waste of materials or labor.) This conversion has resulted in production efficiencies through both reduced product lead times and capacity improvements. This conversion process remains in place and now includes a doctrine of continuous improvement as the Company further refines its initial lean manufacturing practices. The Company remains firmly committed to the lean manufacturing principle with its related operating cost advantages.

          Through the mid-1990s, the Company made substantial strides in its quality and business control operations. The Company's commitment to these initiatives was rewarded with QS-9000 and ISO-9002 quality registrations in July 1997. In February 1999, following several successful follow-up audits, the Company was recommended for upgrade to ISO-9001, thus giving recognition to its product design capabilities.

          The markets for the Company's products are highly competitive. The principal methods of competition in the industry are price, service, product performance and product availability. The Company has two principal competitors in the piston ring market. The Company ranks among the three largest domestic producers of replacement piston rings. The Company's commitment to its recent complementary product offerings through its alliance agreements is anticipated to strengthen its market presence through the leveraging of its marketing and distribution capabilities.

          Among the Company's trade names used in marketing its products is "Hastings" and "Flex-Vent", which are registered trademarks in the United States and many foreign countries. The "Casite" trademark, used by the Company in the past for its additives line, has been transferred to the joint venture described above for use in its operations. The Company also holds a number of patents and licenses. In the opinion of management, the Company's business generally is not dependent upon patent protections.

          The Company ships orders to customers within a short period, ordinarily one week or less from the time orders are received. Accordingly, backlog is not significant in the Company's business and the Company does not keep separate figures of backlog. The Company's sales have limited seasonal fluctuations.

          None of the practices of the Company or the markets in which it operates create any unusual working capital requirements that would be material to an understanding of the Company's business taken as a whole.

          The Company's sales are made to many customers and are not dependent upon a single customer or a few customers. As stated in Note 11 to the Consolidated Financial Statements (included in Item 8), net sales to one customer (DaimlerChrysler AG), however, represented approximately $3,747,000 (10.8%), $4,027,000 (11.5%) and $4,242,000 (11.4%) of the Company's consolidated sales for 2001, 2000 and 1999, respectively.

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

          Compliance with federal, state, and local environment laws and regulations governing discharges into the environment is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the Company.

          As of December 31, 2001, the Company and its subsidiaries had a total employment of 379 employees. Employee relations at both of the Company's plant locations are considered to be satisfactory.

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

          The general offices and manufacturing and distribution plant, which produces and distributes both piston rings and the noted supplemental product offerings, are owned by the Company and are located at 325 North Hanover Street, Hastings, Michigan. This facility consists of approximately 260,000 square feet of production space, 154,000 square feet of available warehouse space and 35,000 square feet of office space.

          The Company's wholly owned Canadian subsidiary, Hastings, Inc., located in Barrie, Ontario, owns and operates manufacturing and warehouse facilities for piston rings, additives and mechanics' specialty tools and for the distribution of other U.S.-based suppliers into the Canadian market. This facility includes approximately 65,000 square feet of production and warehouse space and 4,000 square feet of office space.

          As of year-end, production levels within the Company's Hastings, Michigan facility remained near 60% of capacity.

Item 3.	Legal Proceedings.

          In April 1997, the Company announced the amendment of its postretirement health benefit plans, principally to adjust the cost-sharing provisions, as discussed in Note 6 to the Consolidated Financial Statements included in Item 8 below. As a result of these changes, the Company's retirees filed a class-action suit in the Western District of Michigan on January 24, 2000. The suit alleges that the Company denied class retirees and their dependents certain health insurance benefits to which the retirees had a "vested" right pursuant to the terms of the Company's collective bargaining agreements. Specifically, the retirees dispute the increase in their health insurance deductibles, the increase in required co-pay obligations with respect to their prescription drug cards, and the requirement that they pay a portion of their health insurance premiums. The Company has denied any wrongdoing in this suit, and intends to defend it and any related class certification vigorously. Minimal discovery has taken place in this lawsuit because the parties have been attempting to reach a settlement. The Company currently believes that it is making progress toward a settlement of this lawsuit, but there are still a number of contingencies to be satisfied before any settlement can be finalized, and ultimately any settlement must be approved by the court. Therefore, although the Company is hopeful that a settlement will be reached, there is still the possibility that the case will not be settled, and that this lawsuit will be tried. If this case is tried, the Company's ultimate chances of success are uncertain. If the retirees prevail, the Company anticipates that a requirement to provide postretirement benefits at the pre-amendment level would have a material adverse effect on the Company's future financial position, results of operations and cash flows.

          In the normal course of business, the Company is a named party in various environmental matters, as well as routine litigation incidental to its business. In the opinion of management, disposition of these items will not have a material impact on the Company's results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

          No matter was submitted during the fourth quarter of 2001 to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for the Registrant's Common Equity and Related Shareholder Matters.

          The Company's common stock is traded on the American Stock Exchange (ticker symbol HMF). On March 19, 2002, there were 761,726 outstanding shares and the number of record shareholders was 227.

          High and low sales prices per quarter are as set forth in the chart below. In the first three quarters of 2000, the Company paid dividends of $0.08 per share. In the fourth quarter of 2000, the Company paid dividends of $0.05 per share. Effective February 22, 2001, the Company suspended indefinitely its regular quarterly cash dividend of $.05 per share in light of soft market conditions and a slowdown in sales of its core automotive products. In accordance with the terms of the Company's loan agreement with its primary lender, as amended March 21, 2001, the Company is prohibited from paying dividends through the revised loan agreement maturity date of May 30, 2002.

	High	Low
Year Ended December 31, 2001:
First Quarter	$6.10	$4.75
Second Quarter	5.01	4.90
Third Quarter	8.29	4.95
Fourth Quarter	5.60	5.00

Year Ended December 31, 2000:
First Quarter	$8.125	$7.000
Second Quarter	9.250	7.250
Third Quarter	8.750	7.000
Fourth Quarter	7.250	5.125

          The Company made no unregistered sales of any of its securities during 2001.

Item 6.	Selected Financial Data.

	2001(3), (4)	2000(3)	1999(3)	1998	1997
Net Sales(1)	$34,794,734	$35,146,234	$37,308,103	$39,415,193	$36,195,641
Net Income (Loss)	1,047,545	(459,156)	326,770	1,730,427	955,233
Basic and Diluted
Earnings (Loss) per Share(2)	1.41	(.61)	.42	2.24	1.24
Long-Term Debt	-	3,060,000	3,660,000	4,620,000	565,625
Total Assets	32,070,970	33,701,248	35,662,817	36,188,500	33,390,331
Dividends per Share(2)	-	.29	.32	.315	.25
Average Shares Outstanding:(2)
Basic	745,046	748,653	775,046	771,496	768,516
Diluted	745,046	748,653	775,046	772,694	768,680

________________________________

1.

Net sales for all years presented have been restated to reflect the reclassification of (a) shipping and handling revenues and costs and (b) co-op advertising expenses as discussed in Note 1 to the Consolidated Financial Statements included in Item 8 below.

2.	Average shares outstanding and the related per share results have been adjusted to reflect the two-for-one stock split effective March 23, 1998.
3.	Reference is made to Note 7 to the Consolidated Financial Statements included in Item 8 below for disclosure of an uncertainty regarding the outcome of a lawsuit filed on January 24, 2000.
4.	The 2001 data includes a $714,279 pre-tax ($471,424 after tax) gain on sale of the Company's non-business related real property.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

          For the year ended December 31, 2001, the Company earned a net profit of $1,047,545, compared to a net loss of $459,156 in 2000. This increased profitability was the result of various factors, each of which is more fully described below. The more significant factors include decreased cost of sales resulting from a reduction in the individual inventory cost components (material, labor and overhead), combined with lower production scrap costs resulting from the on-going refinement of the lean manufacturing process; a decrease in operating expenses resulting from the cost containment measures implemented by the Company during the first quarter of 2001; and an increase in other income resulting from a gain on the sale of the Company's non-business related real property.

          On February 22, 2001, the Company announced that it had instituted a series of cost-containment measures in an effort to reduce its operating expenses and improve its profitability and cash position. These measures are discussed in the "Liquidity and Capital Resources" section below. Results of these measures realized in 2001 are discussed throughout the remainder of this discussion and analysis.

RESULTS OF OPERATIONS

          NET SALES

2001 Compared to 2000

          Net sales for 2001 decreased $351,500, or 1.0%, from $35,146,234 in 2000 to $34,794,734. This slight decrease reflects sales declines in the domestic and Canadian aftermarket and the private brand and original equipment markets, partially offset by an increase in the export volume. The sales decreases in the domestic and Canadian aftermarket reflect a continued industry-wide softness in the automotive replacement parts industry that began in the third quarter of 2000. The decrease in the private brand volume reflects reduced sales to a specific customer, while the decrease in the original equipment volume is consistent with the decreased year-to-date production volume of the domestic automotive and light-duty truck manufacturers. The increase in the export volume reflects the broadening of the Company's customer base into new export markets.

          Net sales in the fourth quarter of 2001 decreased $148,054 in comparison to the fourth quarter of 2000. This decrease reflects a decline in the domestic piston ring aftermarket volume, slightly offset by an increase in the original equipment volume. Net sales in the Canadian aftermarket, private brand and export markets, were relatively flat during the fourth quarter of 2001, in comparison to the fourth quarter of 2000. The decrease in the domestic aftermarket volume reflects the continued industry-wide softness in that market. The increase in the original equipment volume reflects the improved production volume experienced by the domestic automotive and light-duty manufacturers in the fourth quarter of 2001. The Company is continuing to see an improvement in the original equipment volume during the first few months of 2002. The Company anticipates, however, that the industry-wide softness in the domestic aftermarket may continue into 2002 and, as such, has incorporated this expected softness into its future net sales and earnings estimates.

          During 1999, the Company's Canadian subsidiary, Hastings, Inc., began to distribute and administer products for other U.S.-based suppliers into the Canadian market, on a commission basis. In March 2001, the Company signed an agreement with Karl Schmidt Unisia to market and distribute Zollner brand pistons into the domestic and Mexican aftermarkets. In early November 2001, the Company signed an agreement with Automotive Components Limited (ACL) to market and distribute ACL brand engine bearings, gaskets and import pistons into those same markets. The Company began marketing and distributing the ACL products during the first quarter of 2002; therefore, there was no sales impact from this agreement during 2001. Under the terms of the various distribution agreements, the Company retains a portion of the net product revenues, in the form of commissions, in exchange for providing marketing and distribution services. Commission revenues, included in net sales, from these relatively new distribution arrangements amounted to $462,169, $294,732 and $85,598 in 2001, 2000 and 1999, respectively. The Company anticipates that these, and possibly additional, distribution arrangements will increasingly contribute to its future sales and profitability.

2000 Compared to 1999

          Net sales for 2000 decreased $2,161,869, or 5.8%, from 1999. The decrease reflected sales declines in the domestic and Canadian aftermarkets, and the private brand and original equipment markets, partially offset by an increase in the Company's export volume. The sales decreases in the domestic and Canadian aftermarkets reflected the initial effects of the industry-wide softness in the automotive replacement parts industry. The decreases in the private brand and original equipment markets reflected the loss of certain customers through market consolidation and a sustained downturn in the original equipment market. The increase in the export volume reflected the results of the Company's focus on increasing sales in the export market. The total sales decrease in 2000 also reflected a reduction of approximately $600,000 in Casite additives sales. Prior to 2000, Casite sales were included in the Company's financial statements. In October 1999, the Company entered into a 50% owned joint venture for the purpose of expanding its additives offerings through both increased global market penetration and an expansion of the product offerings under the "Casite" name. As a result, Casite sales, in 2000, were recorded in the unconsolidated financial statements of the joint venture rather than through net sales within the Company's financial statements.

          Net sales in the fourth quarter of 2000 decreased $953,197, or 10.5%, from the 1999 total. This decrease was the result of the same factors noted in the above discussion.

          COST OF SALES AND GROSS PROFIT

2001 Compared to 2000

          Cost of sales for 2001 decreased $1,095,009, or 4.3%, from $25,741,410 in 2000 to $24,646,401. The Company's gross profit margin on net sales increased from 26.8% in 2000 to 29.2% in 2001. A slight reduction in cost of sales would be expected, in 2001, as a result of the 1.0% decrease in net sales. However, there were several factors that contributed to the more significant reduction in cost of sales, and the corresponding increase in the gross profit margin for 2001. Export volume, as noted above, increased in 2001. This export volume has traditionally carried a lower gross profit margin than domestic sales due to the lower level of operating expenses (not included in cost of sales) that are required to service that volume. Domestic aftermarket sales, on the other hand, decreased during 2001. Sales in this market have traditionally carried a higher gross profit margin in order to support the higher level of operating expenses associated with that volume. While this sales mix change did have a negative effect on the 2001 gross profit margin, it was slightly offset by the positive gross profit impact generated from the marketing and distribution of Zollner brand pistons. Additionally, as discussed above, the Company experienced reductions in its individual inventory cost factors (material, labor and overhead) in 2001. The material cost reduction is the result of lower raw material costs obtained from the Company's rolled steel vendors, combined with lower cast iron costs incurred by the Company in processing its own foundry castings. The labor cost reduction reflects efficiencies gained through lean manufacturing and decreased costs resulting from the work force reduction implemented in the first quarter of 2001. Overhead costs also decreased, reflecting an increased effort by the Company to control the non-fixed portion of these costs. The Company also incurred lower production scrap costs in 2001, resulting from the on-going refinement of its lean manufacturing processes, which further contributed to the reduction in cost of sales, and the corresponding increase in the gross profit margin. Along with these two factors that occurred in 2001, there were several cost of sales items in 2000 that resulted in the large reduction in cost of sales when comparing the two periods. During the fourth quarter of 2000, the Company completed adjustments to its labor cost standards to reflect efficiencies obtained in its transition to a lean manufacturing environment. While this new manufacturing environment is expected to result in lower labor costs in future years, the related adjustments resulted in additional cost of sales for 2000 as year-end inventory was adjusted downward to reflect the application of these lower labor standards. Also during 2000, and primarily in the fourth quarter, overhead costs increased relating to on-going maintenance of plant equipment and tooling expense necessary to support the lean manufacturing environment.

          Cost of sales for the fourth quarter of 2001 decreased $888,853, or 13.1%, from the fourth quarter of 2000 while the gross profit margin increased to 26.1% from 16.6% during these periods. These improvements primarily reflect the adjustments, in 2000, to the labor cost standards applied to inventory, combined with the increased overhead costs incurred in the fourth quarter of 2000, as discussed above. The gross profit margin generated in the fourth quarter of 2001 (26.1%) was lower than the gross profit margin generated during the first three quarters of 2001 (30.1%), primarily reflecting a fourth quarter adjustment of the rolled steel perpetual inventory quantities to lower physical inventory levels.

2000 Compared to 1999

          Cost of sales for 2000 decreased $1,509,612, or 5.5%, from 1999. The Company's gross profit margin on net sales decreased slightly to 26.8% in 2000 from 27.0% in 1999. While the overall decrease in cost of sales is consistent with the decrease in net sales, several factors negatively affected the gross profit margin in 2000. As noted above, the Company experienced a change in its sales mix in 2000. This sales mix change saw a shift in sales from the domestic aftermarket (which generates a higher gross profit on net sales) to the export market (which generates a lower gross profit on net sales). Domestic aftermarket sales were down in 2000 due to an overall softness in the replacement parts market. Export volume increased in 2000 as a result of the Company's focus on this market. The Company's 2000 gross profit margin was also negatively affected by changes to the labor cost standards applied to inventory in the fourth quarter, as noted above. Material costs remained relatively unchanged from the prior year average, with increases in cast iron costs offset by reductions in rolled steel costs. Labor costs increased slightly from the prior year average, with a labor cost increase resulting from the collective bargaining agreement, partially offset by the effects of the labor efficiencies noted above. Specific overhead costs, noted above, also increased during 2000.

          Cost of sales for the fourth quarter of 2000 increased by $225,523, or 3.4%, over the fourth quarter of 1999. This increase was primarily the result of the changes to the labor cost standards applied to inventory, as noted above. The gross profit margin generated in the fourth quarter of 2000 (16.6%) was lower than the gross profit margin generated during the first three quarters of 2000 (29.8%), reflecting the negative effect of the labor cost changes noted above, combined with the sales mix change noted above, the increase in overhead expenses noted above, an increase in group health insurance costs and the absence of gross profit from Casite sales in 2000.

          OPERATING EXPENSES

2001 Compared to 2000

          Total operating expenses for 2001 decreased $331,453, or 3.7%, from $8,899,417 in 2000 to $8,567,964. Advertising expenses increased $45,377, or 27.0%, from the 2000 total. This increase primarily reflects an increase in printed material costs relating to a one-time charge for the start-up of the marketing and distribution of Zollner brand pistons, combined with the costs associated with the production of several piston ring brochures. Selling expenses decreased $21,741, or 0.7%, from the 2000 total. This decrease reflects decreases in various selling support costs, partially offset by increases in sales personnel costs, agents' commissions and salesmen's travel costs. General and administrative expenses decreased $355,089, or 6.3%, from the 2000 total. This decrease reflects decreases in legal and professional fees, the provision for doubtful accounts receivable, other general personnel support costs and property insurance costs, partially offset by a slight increase in general personnel costs. The decrease in legal and professional fees reflects reduced activity relating to the Company's retirees class-action lawsuit described in Note 7 to the accompanying Consolidated Financial Statements. The decrease in the provision for doubtful accounts receivable reflects write-offs, in 2000, of specific customer accounts, offset slightly by an increase in the 2001 provision for several of the Company's customers who sought Chapter 11 (reorganization) bankruptcy protection. The current allowance for doubtful accounts receivable ($310,000 at December 31, 2001) is considered adequate to cover any potential losses resulting from these bankruptcy proceedings. The decrease in other general personnel support costs reflects the success of the cost containment measures implemented by the Company during the first quarter of 2001.

The decrease in property insurance costs reflects the deductible portion of an insured fire loss, in 2000, that took place within the finished goods storage area of the Company's U.S. production facility.

          Fourth quarter 2001 operating expenses decreased $258,520, or 11.7%, from the fourth quarter of 2000 total. This decrease was the result of the same factors noted in the above discussion.

2000 Compared to 1999

          Total operating expenses for 2000 increased $58,152, or 0.7%, from 1999. Advertising expenses decreased $4,410, or 2.6%, from the 1999 total. This decrease reflected decreases in printed material and trade advertising costs, partially offset by an increase in advertising support salaries. Selling expenses increased $45,704, or 1.5%, from the 1999 total. This increase reflected increases in salesmen's travel and various sales personnel and support costs, partially offset by a decrease in volume-driven agents' commissions. General and administrative expenses increased $16,858, or 0.3%, from the 1999 total. This increase reflected increases in the provision for doubtful accounts receivable, group health insurance, legal and professional fees, and property insurance costs, largely offset by decreases in general personnel support costs.

          Fourth quarter 2000 operating expenses decreased $133,563, or 5.7%, from the 1999 total. This decrease primarily resulted from a reduction in volume-driven agents' commissions, legal and professional fees and general support costs, partially offset by increases in salesmen's travel, the provision for doubtful accounts receivable and group health insurance costs.

          OTHER EXPENSES

2001 Compared to 2000

          Other expenses, net for 2001 decreased $832,739 from the 2000 total. This decrease primarily reflects a combination of decreased interest expense and the fourth quarter 2001 gain on sale of property and equipment. The decreased interest expense is due to a reduced reliance on the Company's short-term lines of credit, due to cash flow improvements in 2001, combined with the favorable impact of declining short-term interest rates throughout 2001. The gain on sale of property and equipment, amounting to $714,279, relates to the gain on sale of the Company's non-business related real property, as discussed below under "Liquidity and Capital Resources." Other, net income for 2001 decreased from 2000 primarily due to reduced net income recognized by the Company relating to its investment in the Casite joint venture.

          Fourth quarter 2001 other expenses, net decreased by $682,221 from the 2000 net total. This decrease was the result of the same factors noted in the above discussion.

2000 Compared to 1999

          Other expenses, net for 2000 increased by $54,517 over the 1999 net total. This increase reflected the increased interest expense arising from the added reliance on the Company's short-term lines of credit throughout 2000, offset slightly by the income recognized from the Company's investment in the Casite joint venture, which is recorded as other, net income. There was no income recognized from the joint venture in 1999.

          Fourth quarter 2000 other expenses, net increased $5,682 from the 1999 total. This increase was the result of the same factors noted in the above discussion.

TAXES ON INCOME

          The impact of income taxes on the reported results of the Company is detailed in Note 9 to the Consolidated Financial Statements. The 2001 effective tax rate of 39.1% is slightly higher than the statutory federal tax rate of 34.0% due primarily to the impact of state income taxes and certain nondeductible expenses. The recording of $271,000 of tax expense on a pre-tax loss of $188,156 for 2000 primarily results from an increase in the deferred income tax asset valuation allowance of approximately $300,000. This increase related to foreign tax credits that management anticipated, based on recent financial results, were likely to expire unutilized in future years. During 2001, $260,651 of foreign tax credits expired. The 2000 tax amount was also impacted by the effect of state income taxes and certain nondeductible expenses. The 1999 effective tax rate of 43.3% is higher than the statutory federal tax rate of 34.0% due primarily to the impact of state income taxes and certain nondeductible expenses. The 1999 effective tax rate was also affected by the increase in the deferred income tax asset valuation allowance related to foreign tax credits that were expected to expire unutilized in 2000.

          As of December 31, 2001, the Company recorded net deferred income tax assets of $7,322,332. The major components include the tax effect of net operating loss carryforwards of $1,417,323 and net accrued retirement and postretirement benefit obligations totaling $5,310,978. The realization of these recorded benefits is dependent upon the generation of future taxable income.

          The net operating loss carryforwards expire in 2012, 2019 and 2020, if not previously utilized. During 2001, the Company utilized net operating loss carryforwards of $1,119,094, resulting in a $380,492 reduction in the related deferred income tax asset. Management believes that the cumulative net operating loss carryforward will be fully utilized by late 2004.

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

          Management believes that it is more likely than not that adequate levels of future income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations and the remaining net deductible temporary differences. However, based on the amount of net operating loss carryforwards at December 31, 2001 (which must be utilized before foreign tax credit carryforwards can be utilized), management believes that it is more likely than not that the foreign tax credits will go unutilized prior to their expiration. As a result, a valuation allowance has been recorded for the total foreign tax credits of $59,467 at December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

          On February 22, 2001, the Company announced that it had instituted a series of cost-containment measures in an effort to reduce its operating expenses and improve its profitability and cash position. The cost-containment measures were in response to a continued softness in the domestic piston ring aftermarket and a downturn in the original equipment market. The cost-containment measures consisted of reductions in the salaried and hourly workforces and identification of reductions in various non-payroll related expenses. The workforce reductions resulted in $36,000 in severance payments. The Company also announced an indefinite suspension of its regular quarterly cash dividend and identified certain assets for possible future sale in an effort to further improve its cash position. In early November 2001, the Company sold its non-business related real property. The gain on the sale of this property, amounting to $714,279, is included in other expenses, net in the Consolidated Statements of Income included in Item 8 below.

          The Company's primary cash requirements continue to be for operating expenses such as labor costs, and for funding accounts receivable, capital expenditures and long-term debt service. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. These sources of cash depend on attaining future positive financial results. The Company believes that the cost containment measures implemented in 2001, combined with the expected positive financial impact from the marketing and distribution agreements with Zollner and ACL, should allow it to generate sufficient cash from operations to assist in satisfying the Company's cash requirements. The future ability to utilize bank borrowings to satisfy the Company's cash requirements is contingent upon the successful renewal of the Company's short-term line of credit and the refinancing of its long-term debt with its primary lender. The current $4,000,000 line of credit and term loan agreement both mature on May 30, 2002. Based on recent and anticipated future positive financial results, and preliminary discussions with its primary lender, the Company expects to renew its short-term line of credit and refinance its long-term debt in May 2002. The Company's short- and long-term debt represents its primary contractual obligations as of December 31, 2001. It has no significant lease or other commercial commitments and has no off-balance sheet arrangements.

          In late March 2001, the Company's loan agreement with its primary lender relating to its short-term and long-term borrowing was amended. The primary terms of this amended loan agreement are detailed in Note 3 to the Company's Consolidated Financial Statements included in Item 8 below. The Company maintains two additional lines of credit with banks aggregating $2,200,000. Total short-term lines available to the Company as of December 31, 2001 totaled $6,200,000, of which $2,500,000 was unused. In an effort to minimize its floating interest rate exposure relating to its long-term borrowings, the Company is a party to an interest rate swap agreement essentially fixing the interest rate on a portion of that debt within a small range. The rate will fluctuate within 8.325% to 8.575% depending upon certain Company performance parameters. As of December 31, 2001 the "fixed" rate on those borrowings was 8.575% and the notional amount of the swap agreement amounted to $1,980,000.

          During 2001, the Company generated $1,755,937 of net cash from operating activities. The realized net income, depreciation and decreases in deferred income taxes and inventories were partially offset by an increase in accounts receivable, a gain on the sale of property and equipment, and decreases in accounts payable and accruals and the postretirement benefit obligation. The decrease in deferred income taxes primarily reflects the utilization of a portion of the net operating loss carryforward based on earnings for the year. The decrease in inventories reflects a planned reduction in the Company's inventory to certain levels, combined with the shortfall of production output versus customer demand during the first half of 2001. Production output aligned with customer demand throughout the second half of 2001. The increase in accounts receivable reflects the timing of customer sales and the related payment terms associated with those sales. The gain on the sale of property and equipment reflects the sale of the Company's non-business related real property described earlier in this discussion. While this sale resulted in additional cash to the Company, it is not considered an "operating" cash flow item for purposes of determining cash flows provided by operating activities. The decrease in accounts payable and accruals is due to a decrease in accruals for general accounts payable and interest, partially offset by increases in accruals for salesmen's bonuses and workers' compensation. The decrease in the postretirement benefit obligation reflects the excess of actual postretirement benefit claims paid over the actuarially determined annual expense. The investing activities for 2001 reflect the Company's continued support of its lean manufacturing environment, as well as the initial capital expenditures for the modernization of the Company's main distribution center, now being utilized to distribute ACL-related products. The investing activities also reflect the proceeds from the sale of the Company's non-business related real property discussed above. The financing activities for 2001 reflect the working capital requirements that were primarily needed to fund the operating activity items noted above. Due primarily to the improved 2001 operating results, and the proceeds from the sale of the non-business related real property, principal payments on the Company's short-term credit facility exceeded related borrowings by $1,300,000. The financing activities also reflect the principal payments under the amended loan agreement, as well as the restriction of paying dividends and repurchasing the Company's common stock, as detailed in Note 3 to the Company's Consolidated Financial Statements included in Item 8 below.

          During 2000, the Company generated $1,030,145 of net cash from operating activities. The realized depreciation, combined with decreases in accounts receivable, inventories, deferred income taxes and an increase in accounts payable and accruals, were partially offset by the net loss and a decrease in the postretirement benefit obligation. The decrease in accounts receivable reflected the timing of customer sales and the related payment terms associated with those sales. The decrease in inventories reflected a reduction in inventory requirements in relation to customer demand. The decrease in deferred income taxes primarily reflected the increase in the valuation allowance for foreign tax credits that management anticipated were likely to expire unutilized in future years. The increase in accounts payable and accruals reflected an increase in general accounts payable, taxes and compensation, offset slightly by a decrease in miscellaneous payables. The decrease in the postretirement benefit obligation reflected the excess of actual postretirement benefit claims paid over the actuarially determined annual expense. The investing activities for 2000 reflected the Company's continued support of its lean manufacturing environment. The investing activities also reflected the investment in a joint venture, in February 2000, related to the "Casite" brand additives products. The financing activities reflected the working capital requirements that were primarily needed to fund the operating activity items noted above. The financing activities also reflected the amortization of the Company's long-term obligation that was amended in March 2001, and the purchase and retirement of 30,000 shares of the Company's common stock. This stock repurchase was part of the common stock repurchase program that the Company announced in February 2000. This program is described in Note 8 to the Consolidated Financial Statements.

          During 1999, the Company generated $1,112,546 of net cash from operating activities. The realized net income and depreciation, combined with decreases in accounts receivable, prepaid pension cost and deferred income taxes, were partially offset by increases in inventories and decreases in accounts payable and accruals and the postretirement benefit obligation. The decrease in accounts receivable reflected the timing of customer sales and related payment terms associated with those sales. The decrease in the prepaid pension cost reflected the recognition of the pension expense for 1999. The decrease in the net deferred income tax asset reflected the reduction of several deferred tax items, partially offset by the deferred tax effect of the 1999 net operating loss for tax purposes. The increase in inventories reflected the Company's continued efforts toward having sufficient product on hand in order to maintain adequate order fill for its customers. The decrease in accounts payable and accruals primarily reflected the reduction in the compensation accrual, offset by slight increases in general accounts payable and miscellaneous payables. The decrease in the postretirement benefit obligation reflected the excess of actual postretirement benefits paid over the actuarially determined annual expense. The investing activities for 1999 reflected a decreased requirement for new capital equipment, as the Company moved to finalize its transition into a lean manufacturing environment. The investing activities also reflected the proceeds from the sale of obsolete plant equipment. The financing activities for 1999 reflected the working capital requirements that were primarily needed to fund the operating activity items noted above. The financing activities also reflected the amortization of the Company's long-term debt obligation.

          As noted earlier in this discussion, in February 2001, the Company instituted a series of cost-containment measures in an effort to reduce its operating expenses and improve its profitability and cash position. Initial results indicate that these cost-containment measures have had a positive impact on earnings and cash flow, and are expected to continue to have a positive impact on future periods, although the Company cannot be assured that this will happen. These cost-containment measures, combined with the expected positive earnings impact from the Zollner and ACL marketing and distribution agreements, should help to further improve the Company's future financial outlook.

LITIGATION CONTINGENCY

          As disclosed in Note 7 to the Consolidated Financial Statements, on January 24, 2000, the Company's retirees filed a class-action lawsuit against the Company as a result of the April 1997 amendment of the Company's postretirement benefit plans. The plans were amended principally to adjust the cost-sharing provisions. The suit alleges that the Company denied class retirees and their dependents certain health insurance benefits to which the retirees had a "vested" right pursuant to the terms of the Company's collective bargaining agreements. The Company has denied any wrongdoing in this suit, and intends to defend it and any related class certification vigorously. Minimal discovery has taken place in this lawsuit because the parties have been attempting to reach a settlement. As of the date of this report, the Company believes that it is making progress toward a settlement of this lawsuit, but there are still a number of contingencies to be satisfied before any settlement can be finalized, and ultimately any settlement must be approved by the court. Therefore, although the Company is hopeful that a settlement will be reached, there is still the possibility that the case will not be settled, and that this lawsuit will be tried. If this case is tried, the Company's ultimate chances of success are uncertain. If the retirees prevail, the Company anticipates that a requirement to provide postretirement benefits at the pre-amendment level would have a material adverse effect on the Company's future financial position, results of operations and cash flows.

CRITICAL ACCOUNTING POLICIES

          The preparation of our financial statements requires that we adopt and follow certain accounting policies. Certain amounts presented in the financial statements have been determined based upon estimates and assumptions. Although we believe that our estimates and assumptions are reasonable, actual results could differ.

          We have included below a discussion of our critical accounting policies that we believe are affected by our more significant judgments and estimates used in the preparation of our financial statements, how we apply such policies and how results differing from our estimates and assumptions would affect the amounts presented in our financial statements. Other accounting policies also have a significant effect on our financial statements, and some of these policies also require the use of estimates and assumptions. Note 1 to the Consolidated Financial Statements discusses our significant accounting policies.

          Allowance for Possible Losses on Receivables: We maintain an allowance for possible losses on receivables for estimated losses resulting from the inability of our customers to make required payments. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments and future expectations of conditions that might impact the collectibility of accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

          Inventories: We record inventory reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon the age of specific inventory on hand and assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated by management, additional inventory write-downs may be required.

          Pension and Postretirement Obligations: Each year we calculate the costs of providing retiree benefits under the provisions of SFAS No. 87 and SFAS No. 106. The key assumptions used in making these calculations are disclosed in Notes 5 and 6 to our Consolidated Financial Statements. The most significant of these assumptions are the discount rate used to value the future obligation and the expected return on plan assets. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate securities. The expected return on assets is based on our current view of long-term returns on assets held by the plans, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from our assumptions, future adjustments to our financial statements would be required.

          Net Deferred Income Tax Assets: Our estimates of deferred income taxes and the significant items giving rise to the deferred income tax assets and liabilities are disclosed in Note 9 to our Consolidated Financial Statements. These reflect our assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of realization. As discussed earlier in this discussion and analysis, the recorded net deferred income tax assets are significant and our realization of these recorded benefits is dependent upon the generation of future taxable income. If future levels of taxable income are not consistent with our expectations, we may be required to record an additional valuation allowance, which could reduce our net income by a material amount.

          Contingencies and Litigation: Our determination of the treatment of contingent liabilities in the financial statements, including that related to litigation, is based on our view of the expected outcome of the applicable contingency. We consult with legal counsel and other experts on matters related to litigation with respect to specific matters and matters in the ordinary course of business. We accrue a liability if the likelihood of an adverse outcome is probable of occurrence and the amount can be estimated. A significant class action lawsuit, filed by the Company's retirees, is discussed above under "Litigation Contingency" and in Note 7 to the Consolidated Financial Statements. To the extent additional information arises or the Company's strategies change, it is possible that the Company's best estimate of its probable liability in this and other matters may change.

NEW ACCOUNTING STANDARDS

          Emerging Issues Task Force (EITF) 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, issued during 2001, requires vendors to reduce their revenues by the costs reimbursed to their customers in connection with the customers' purchase or promotion of the vendor's products. This pronouncement specifically addresses co-op advertising costs that are incurred by the vendor. In accordance with EITF 00-25, co-op advertising costs incurred by the Company are required to be reflected as a reduction of net sales. In previous years, co-op advertising expenditures were included in advertising costs. All periods presented in the Consolidated Financial Statements have been reclassified to conform with the current year presentation.

          SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS Nos. 137 and 138, was effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

          Historically, the Company has not entered into derivatives contracts for speculative purposes. The Company does periodically enter into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate borrowings. However, the fair value of such derivatives is not significant. Accordingly, as discussed in Note 1 to the Consolidated Financial Statements included in Item 8 below, the adoption of the new standard on January 1, 2001 did not materially affect the Company's Consolidated Financial Statements.

          In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principal Board's Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, related to the disposal of a segment of a business. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of SFAS No. 144 will have a material impact on its consolidated financial position or results of operations.

FORWARD-LOOKING STATEMENTS

          With the exception of historical matters, the matters discussed in this commentary and elsewhere in this Form 10-K include forward-looking statements that describe the Company's plans, objectives, goals, expectations or projections. These forward-looking statements are identifiable by words or phrases indicating that the Company or management "expects," "anticipates," "projects," "plans" or "believes" that a particular event "may occur," "should occur" or "will likely occur" in the future, or similar statements. In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this commentary, there are many important factors that could cause actual results to be materially different from the Company's current expectations.

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

          The Company may also be adversely affected by events relating to the terrorist attacks of September 11, 2001. These events and their repercussions create considerable economic and political uncertainties that could adversely affect consumer buying behavior, automobile production, shipping and transportation costs, and other factors affecting the Company and the automotive industry generally.

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

          The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company is exposed to interest rate changes primarily as a result of its variable rate lines of credit used to finance its short-term working capital needs and for general corporate purposes. Of the $6,200,000 total short-term lines available to the Company at December 31, 2001, $3,700,000 was outstanding. Management believes that the fluctuation in interest rates in the near future will not have a material impact on the Company's consolidated financial statements taken as a whole.

          With respect to its variable rate long-term borrowings, the Company has entered into an interest rate swap agreement essentially to fix the interest rate on $1,980,000 of the total $3,060,000 outstanding borrowings at December 31, 2001. The Company does not use derivative financial instruments for trading purposes.

          The Company has a manufacturing/distribution facility in Canada. The facility's sales are denominated in Canadian dollars, thereby creating exposures to changes in exchange rates. Changes in the Canadian/U.S. exchange rate may positively or negatively affect the Company' sales, gross margins and retained earnings. The Company attempts to minimize currency exposure through working capital management. The Company does not hedge its exposure to translation gains and losses relating to foreign currency net asset exposures.

Item 8.	Financial Statements and Supplementary Data.

Hastings Manufacturing Company and Subsidiaries
Consolidated Financial Statements
Years Ended December 31, 2001 and 2000
Contents
==================================================

Report of Independent Certified Public Accountants	20

Consolidated Balance Sheets -
December 31, 2001 and 2000	21-22

Consolidated Statements of Income -
Years Ended December 31, 2001, 2000 and 1999	23

Consolidated Statements of Stockholders' Equity -
Years Ended December 31, 2001, 2000 and 1999	24-25

Consolidated Statements of Cash Flows -
Years Ended December 31, 2001, 2000 and 1999	26-27

Notes to Consolidated Financial Statements	28-45

Report of Independent Certified Public Accountants

Hastings Manufacturing Company
Hastings, Michigan

We have audited the accompanying consolidated balance sheets of Hastings Manufacturing Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note 7, on January 24, 2000, a class action lawsuit was filed against the Company by its retirees with respect to the 1997 amendment of the Company's postretirement benefit plans. The outcome of the lawsuit is pending at this time.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hastings Manufacturing Company and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
March 1, 2002

Hastings Manufacturing Company and Subsidiaries
Consolidated Balance Sheets
==================================================

	December 31,
	2001	2000
Assets

Current Assets
Cash	$578,695	$593,763
Accounts receivable, less allowance for possible
losses of $310,000 and $225,000 (Notes 3 and 4)	5,199,481	4,393,759
Refundable income taxes	6,562	72,295
Inventories (Notes 2, 3 and 4):
Finished products	7,674,158	8,616,438
Work in process	510,156	622,897
Raw materials	1,214,020	1,686,435
Prepaid expenses and other assets	173,316	117,718
Future income tax benefits (Note 9)	1,746,146	1,420,469

Total Current Assets	17,102,534	17,523,774

Property and Equipment
Land and improvements	605,442	643,209
Buildings	5,260,541	5,349,185
Machinery and equipment (Notes 3 and 4)	21,534,183	21,169,016

	27,400,166	27,161,410
Less accumulated depreciation	20,407,093	19,224,955

Net Property and Equipment	6,993,073	7,936,455

Prepaid Pension Asset (Notes 4 and 5)	2,264,446	2,438,707

Intangible Pension Asset (Note 5)	-	188,315

Future Income Tax Benefits (Note 9)	5,576,186	5,477,040

Other Assets	134,731	136,957

	$32,070,970	$33,701,248

See accompanying notes to consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries
Consolidated Balance Sheets
==================================================

	December 31,
	2001	2000
Liabilities and Stockholders' Equity

Current Liabilities
Notes payable to banks (Note 3)	$3,700,000	$5,000,000
Accounts payable	1,537,500	2,008,666
Accruals:
Compensation	439,008	318,375
Income taxes	10,000	-
Taxes other than income	147,420	144,252
Miscellaneous	248,632	339,636
Current portion of postretirement
benefit obligation (Notes 6 and 7)	959,431	1,015,002
Current maturities of long-term debt (Note 4)	3,060,000	600,000

Total Current Liabilities	10,101,991	9,425,931

Long-Term Debt, less current maturities (Note 4)	-	3,060,000

Pension and Deferred Compensation Obligations,
less current portion (Note 5)	5,109,851	2,503,318

Postretirement Benefit Obligation,
less current portion (Notes 6 and 7)	11,942,100	12,752,246

Other Liabilities (Note 1)	59,740	-

Total Liabilities	27,213,682	27,741,495

Commitments and Contingencies (Notes 5, 6 and 7)

Stockholders' Equity (Notes 3, 5 and 8)
Preferred stock, $2 par value, authorized and unissued
500,000 shares	-	-
Common stock, $2 par value, 1,750,000 shares authorized;
761,726 and 761,366 shares issued and outstanding	1,523,452	1,522,732
Additional paid-in capital	217,757	264,862
Retained earnings	7,544,670	6,497,125
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	(1,100,093)	(905,705)
Derivative adjustment ($59,740, net of tax of $20,312)	(39,428)	-
Pension liability adjustment ($4,983,439 and $2,150,395, net of
tax of $1,694,369 and $731,134, respectively) (Note 5)	(3,289,070)	(1,419,261)

Total accumulated other comprehensive income	(4,428,591)	(2,324,966)

Total Stockholders' Equity	4,857,288	5,959,753

	$32,070,970	$33,701,248

See accompanying notes to consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries
Consolidated Statements of Income
==================================================

	Year ended December 31,
	2001	2000	1999

Net Sales	$34,794,734	$35,146,234	$37,308,103

Cost of Sales	24,646,401	25,741,410	27,251,022

Gross profit	10,148,333	9,404,824	10,057,081

Operating Expenses
Advertising	213,580	168,203	172,613
Selling	3,100,015	3,121,756	3,076,052
General and administrative	5,254,369	5,609,458	5,592,600

	8,567,964	8,899,417	8,841,265

Operating income	1,580,369	505,407	1,215,816

Other Expenses (Income)
Interest expense	612,315	753,679	671,723
Gain on sale of property and equipment	(714,279)	-	(42,300)
Other, net	(37,212)	(60,116)	9,623

	(139,176)	693,563	639,046

Income (loss) before income tax expense	1,719,545	(188,516)	576,770

Income Tax Expense (Note 9)	672,000	271,000	250,000

Net Income (Loss)	$1,047,545	$(459,156)	$326,770

Basic and Diluted Earnings (Loss)
Per Share of Common Stock
(Notes 8 and 10)	$1.41	$(.61)	$.42

See accompanying notes to consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
==================================================

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total

Balance, January 1, 1999	$1,579,052	$338,272	$7,273,410	$(2,173,492)	$7,017,242
Comprehensive income:
Net income	-	-	326,770	-	326,770
Other comprehensive income:
Foreign currency
translation adjustment	-	-	-	200,394	200,394
Pension liability adjustment
(($10,812), net of tax of
($3,676)) (Note 5)	-	-	-	(7,136)	(7,136)

Total comprehensive income					520,028

Shares issued under restricted stock
plan, net of shares forfeited	2,480	(24,365)	-	-	(21,885)

Cash dividends ($.32 per share)	-	-	(252,648)	-	(252,648)

Balance, December 31, 1999	1,581,532	313,907	7,347,532	(1,980,234)	7,262,737
Comprehensive income:
Net income (loss)	-	-	(459,156)	-	(459,156)
Other comprehensive income:
Foreign currency
translation adjustment	-	-	-	(125,026)	(125,026)
Pension liability adjustment
(($332,888), net of tax of
($113,182)) (Note 5)	-	-	-	(219,706)	(219,706)

Total comprehensive income (loss)					(803,888)

Shares issued under restricted
stock plan, net of shares forfeited	1,200	(49,045)	-	-	(47,845)

Repurchase of common stock	(60,000)	-	(170,629)	-	(230,629)

Cash dividends ($.29 per share)	-	-	(220,622)	-	(220,622)

Hastings Manufacturing Company and Subsidiaries
Consolidated Statements of Stockholders' Equity (Continued)
==================================================

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
Balance, December 31, 2000	$1,522,732	$264,862	$6,497,125	$(2,324,966)	$5,959,753
Comprehensive income:
Net income	-	-	1,047,545	-	1,047,545
Other comprehensive income:
Foreign currency
translation adjustment	-	-	-	(194,388)	(194,388)
Derivative adjustment
(($59,740), net of tax of
($20,312)) (Note 1)	-	-	-	(39,428)	(39,428)
Pension liability adjustment
(($2,833,044), net of tax of
($963,235)) (Note 5)	-	-	-	(1,869,809)	(1,869,809)

Total comprehensive income (loss)					(1,056,080)

Shares issued under restricted
stock plan, net of shares forfeited	720	(47,105)	-	-	(46,385)

Balance, December 31, 2001	$1,523,452	$217,757	$7,544,670	$(4,428,591)	$4,857,288

See accompanying notes to consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries
Consolidated Statements of Cash Flows
==================================================

	Year ended December 31,
	2001	2000	1999
Operating Activities
Net income (loss)	$1,047,545	$(459,156)	$326,770
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	1,426,803	1,503,904	1,464,889
Gain on sale of property and equipment	(714,279)	-	(42,300)
Deferred income taxes	568,000	201,000	168,000
Change in postretirement benefit obligation	(865,717)	(993,730)	(933,952)
Changes in operating assets and liabilities:
Accounts receivable	(856,014)	413,747	692,292
Refundable income taxes	64,234	(42,783)	(30,000)
Inventories	1,436,400	461,591	(751,144)
Prepaid expenses and other current assets	(56,418)	(50,314)	8,121
Prepaid pension cost	174,261	(78,727)	315,708
Other assets	(40,033)	(45,551)	(24,167)
Accounts payable and accruals	(428,845)	120,164	(81,671)

Net cash from operating activities	1,755,937	1,030,145	1,112,546

Investing Activities
Capital expenditures	(583,858)	(950,690)	(919,606)
Proceeds from sale of property and equipment	735,264	-	42,300
Investment in joint venture	-	(75,000)	-

Net cash from (for) investing activities	151,406	(1,025,690)	(877,306)

Hastings Manufacturing Company and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
==================================================

	Year ended December 31,
	2001	2000	1999
Financing Activities
Proceeds from issuance of notes payable
to banks	$7,800,000	$8,400,000	$8,500,000
Principal payments on notes payable to banks	(9,100,000)	(7,400,000)	(6,800,000)
Principal payments on long-term debt	(600,000)	(960,000)	(1,320,000)
Repurchase of common stock	-	(230,629)	-
Dividends paid	-	(220,622)	(252,648)

Net cash from (for) financing activities	(1,900,000)	(411,251)	127,352

Effect of Exchange Rate Changes on Cash	(22,411)	(11,071)	13,265

Net Increase (Decrease) in Cash	(15,068)	(417,867)	375,857

Cash, beginning of year	593,763	1,011,630	635,773

Cash, end of year	$578,695	$593,763	$1,011,630

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes, net of refunds	$67,324	$182,011	$140,056
Interest	825,898	589,549	631,905

See accompanying notes to consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements
==================================================

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

          Hastings Manufacturing Company and subsidiaries (Company) is primarily a manufacturer of automotive and light duty truck piston rings for the replacement market. In addition, some of the Company's piston rings are produced for original equipment applications. To a lesser extent, the Company packages and sells automotive mechanics' specialty tools and additives for engines, transmissions and cooling systems and, as discussed below, distributes products into the automotive aftermarket for unaffiliated suppliers. The Company's headquarters and primary manufacturing facilities are located in Hastings, Michigan. All of the Company's products are also sold in Canada, where they are produced and/or packaged and distributed by the Company's Canadian subsidiary, Hastings, Inc., located in Barrie, Ontario.

          The Company distributes its replacement products through numerous auto parts jobbers and warehouse distributors for sale primarily in the automotive replacement market throughout the U.S. and Canada. These products are also distributed nationally and internationally through numerous large-scale engine rebuilders and various retailer outlets. The Company distributes the majority of its export sales on a country direct basis. During 1999, Hastings, Inc. began to distribute and administer products for other U.S.-based suppliers into the Canadian market. In March 2001, the Company signed an agreement with Karl Schmidt Unisia to market and distribute Zollner brand pistons into the domestic and Mexican aftermarkets. In November 2001, the Company signed an agreement with Automotive Components Limited (ACL) to market and distribute ACL brand engine bearings, gaskets and import pistons into those same markets. Under the terms of both the Zollner and ACL agreements, the Company will retain a portion of the net product revenue, in the form of commissions, in exchange for providing marketing and distribution services. Zollner commissions are included in the Company's 2001 net sales, whereas commissions relating to the distribution activities of Hastings, Inc. are included in 2001, 2000 and 1999 net sales. The Company began distributing ACL products in the first quarter of 2002, and therefore there was no financial impact from this agreement in 2001. All of the products discussed above complement the Company's current piston ring offerings as to both distribution channels and customer base. The Company recorded, in net sales, commission revenue of $462,169, $294,732 and $85,598 for the years ended December 31, 2001, 2000 and 1999, respectively.

          In October 1999, the Company entered into a joint venture agreement for the purpose of expanding its additives offerings through both increased global market penetration and through an expansion of the product offerings under the "Casite" brand name. The 50% owned joint venture company, Casite Intraco, LLC, does business as The Casite Company. Initial capitalization, amounting to $75,000 by each party, was in February 2000. While the joint venture has realized increased sales each of its first two years, there has been minimal positive impact on the Company's profitability.

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

Revenue Recognition

          The Company recognizes revenue when its products are shipped to its customers. Likewise, revenues from distribution of products for unaffiliated suppliers are recognized on a commission-only basis at the time of shipment and are included in net sales.

Fair Value of Financial Instruments

          The fair value of the Company's financial instruments, comprised of cash, short-term receivables and payables, notes payable to banks (variable interest rate) and long-term debt (variable interest rate), approximates their carrying values. The fair value of the Company's interest rate swap agreement is recorded in the accompanying Consolidated Financial Statements as of December 31, 2001, as described below (see "Interest Rate Swap Agreements").

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

Shipping and Handling Fees and Costs

          All amounts billed to customers for shipping and handling are included in net sales. Shipping and handling costs incurred are included in cost of sales. This accounting policy was adopted in 2000. Prior to the adoption of this policy, shipping and handling revenues and costs were included in net sales on a net basis. Upon implementation of this accounting policy, all periods presented were reclassified to conform with the new presentation.

Stock Options

          The Company applies the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its stock option plan. Because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Advertising Costs

          All advertising costs are expensed in the period in which they are incurred. As discussed below under "New Accounting Standards," in 2001 the Company changed its classification of co-op advertising costs to be reflected as a reduction in net sales. All periods presented have been reclassified to conform with the current year presentation.

Income Taxes

          Deferred income taxes are based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities reverse. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. To the extent that available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established.

          As disclosed in Note 9, the Company has recorded deferred tax assets reflecting the benefit of net operating loss carryforwards expiring through 2020, foreign tax credit carryforwards expiring through 2006, accrued pension and postretirement obligations estimated to be payable in varying amounts over the next 25 to 30 years, and other net deductible temporary differences. Realization of the recorded income tax benefits is dependent on generating sufficient taxable income and foreign source income prior to expiration of the loss carryforwards and foreign tax credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets, except for $59,467 of foreign tax credits, will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income and foreign source income during the carryforward periods are not achieved.

          No provision for income taxes has been made on the accumulated undistributed earnings of approximately $4,021,000 of the Company's Canadian subsidiary. These earnings are intended to be permanently reinvested in facilities and other assets and have borne income taxes that would offset, in major part, any tax liability resulting from their distribution.

Basic and Diluted Earnings Per Share

          Basic earnings per share (EPS) is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the options granted under the Company's stock option plan had been exercised and the underlying shares issued. It also excludes the dilutive effect of contingently issuable shares, outstanding under the Company's restricted stock plan described in Note 8, to the extent those shares have not yet been vested. Diluted EPS includes the effects of the Company's stock options and, to a limited extent, contingently issuable shares. These shares are issuable upon meeting certain predetermined performance goals and are first considered outstanding, for dilutive EPS purposes, for the entire reporting period during which the performance goals are met. Basic and diluted EPS are retroactively adjusted for stock dividends and stock splits.

Comprehensive Income

          Total comprehensive income is reported in the consolidated statement of stockholders' equity and includes net income, the foreign currency translation adjustment relating to the Company's Canadian operations, the derivative adjustment relating to the Company's interest rate swap disclosed in Note 4 and the pension liability adjustment relating to the Company's underfunded pension plans, as disclosed in Note 5.

Interest Rate Swap Agreements

          The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its long-term floating rate borrowings. It does not enter into interest rate swap agreements, or other derivative financial instruments, for trading purposes. Interest rate swap agreements are contracts to exchange floating rates for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense.

          The counterparty to the Company's interest rate swap agreements is a commercial bank with which the Company has other financial relationships. While the Company is exposed to credit loss in the event of nonperformance by the counterparty, the Company does not anticipate nonperformance by the counterparty, and no material loss would be expected from such nonperformance.

          Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

          At December 31, 2001, the notional amount of the Company's interest rate swap, which the Company has designated as a cash flow hedging instrument, amounted to $1,980,000 (approximately 65% of long-term debt). The fair value of the interest rate swap (as valued by the counterparty commercial bank), amounting to $(59,740) at December 31, 2001, is recognized in the balance sheet in other liabilities.

          The net of tax charge to other comprehensive income for 2001 is comprised of the following components:

Cumulative effect of a change in accounting principle, as of January 1, 2001 (($6,569), net of tax of $(2,233))	$(4,336)
Change in fair value (($92,168), net of tax of $(31,337))	(60,831)
Reclassification adjustment to interest expense ($38,999, net of tax of $13,260)	25,739
Charge to other comprehensive income, net of tax	$(39,428)

          Because the interest rate swap hedges a portion of the Company's long-term borrowings that are due in May 2002, the entire $39,428 is expected to be reclassified into net earnings during 2002.

          The Company has formally documented the relationship between the interest rate swap and the long-term borrowings, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking the derivative that has been designated as a cash flow hedge to the specific liability on the balance sheet. The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. If the Company determines that the derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

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

New Accounting Standards

          Emerging Issues Task Force (EITF) 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, issued during 2001, requires vendors to reduce their revenues by the costs reimbursed to their customers in connection with the customers' purchase or promotion of the vendor's products. This pronouncement specifically addresses co-op advertising costs that are incurred by the vendor. In accordance with EITF 00-25, co-op advertising costs incurred by the Company are required to be reflected as a reduction of net sales. In previous years, co-op advertising expenditures were included in advertising costs. All periods presented in the Consolidated Financial Statements have been reclassified to conform with the current year presentation.

          As discussed above, effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

          In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principal Board's Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, related to the disposal of a segment of a business. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of SFAS No. 144 will have a material impact on its consolidated financial position or results of operations.

Note 2 - Inventories

          Inventories valued using the LIFO method were $1,729,000 and $2,414,000 at December 31, 2001 and 2000, respectively.

          If the FIFO method of inventory valuation had been used by the Company, inventories would have been $1,185,000 and $1,256,000 higher than reported at December 31, 2001 and 2000, respectively.

          Reduction of inventory quantities in 2001, 2000 and 1999 resulted in a liquidation of LIFO inventories carried at lower costs prevailing in prior years as compared to current years' purchases. The effect of these reductions increased net income, or reduced net loss, by $28,000, $5,000 and $50,000 ($.04, $.01 and $.06 per share, on a diluted basis for 2001, 2000 and 1999, respectively).

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

          This loan agreement has since been amended three times: March 30, 2000, October 31, 2000 and March 21, 2001. Effective with the latest amendment, the primary terms of the loan agreement include (1) an increase in the short-term line to $4,000,000, (2) a maximum limitation on permitted short-term borrowings equal to a "borrowing base," amounting to the sum of 75% of the value of eligible accounts receivable and 20% of the value of eligible inventory, as defined, (3) a revision of the maturity date on the short-term line from September 30, 2002 to May 30, 2002, (4) with respect to the long-term portion of the loan agreement, a reduction in the quarterly principal payments, deferment of the principal payment that was due on March 31, 2001, and a required balloon payment of the remaining outstanding balance on May 30, 2002, and (5) changes to certain restrictive covenants. Among the changes to the covenants are the limitation of capital expenditures to $600,000 per fiscal year, and the prohibition of dividend payments and repurchases of the Company's common stock through the revised agreement maturity date of May 30, 2002. In addition, borrowings under the amended loan agreement are secured by all accounts receivable, inventory, furniture and equipment, machinery and equipment and all other personal property of the Company, as well as the pledge of 65% of the capital stock of all foreign subsidiaries. Finally, the amended loan agreement requires the Company to prepay its long-term borrowings by an amount equal to 85% of the aggregate net cash proceeds, as defined, from all sales and dispositions of any assets (unless replaced with an asset of comparable value within 60 days) in excess of $50,000 in aggregate amount for any fiscal year (prepayments are applied in the inverse order of maturities).

          Interest for both the short-term and long-term borrowings is based on three different pricing options: a negotiated rate, a Eurodollar rate plus a factor, and a floating rate (greater of the federal funds rate plus a factor, or the prime rate). The effective Eurodollar rate and floating rate are increased by a margin rate, ranging from 2.375% to 2.625%, which is based upon certain Company performance parameters.

          The Company maintains two additional unsecured lines of credit with banks aggregating $2,200,000, with interest rates based on prime. Of the $6,200,000 total short-term lines available to the Company, $2,500,000 and $1,200,000 was unused at December 31, 2001 and 2000, respectively. The weighted average interest rates on short-term borrowings outstanding at December 31, 2001 and 2000 were 4.79% and 9.87%, respectively.

Note 4 - Long-Term Debt

          As discussed in Note 3, the Company restructured its short-term and long-term borrowing arrangements in August 1998, with three amendments taking effect through May 30, 2002. The entire $6,600,000 under the term loan portion of the loan agreement was borrowed in 1998 and was used to additionally fund the Company's defined benefit plans, to pay off the previously outstanding long-term debt and to reduce short-term notes payable. The additional funding to the Company's defined benefit plans resulted in the $2,264,446 and $2,438,707 prepaid pension asset in the accompanying consolidated balance sheets at December 31, 2001 and 2000, respectively. The term loan, as amended, is payable in quarterly principal payments of $200,000 plus interest in 2001 and 2002, following a deferral of the March 31, 2001 payment, followed by a required balloon payment of the outstanding balance on May 30, 2002. In accordance with the terms of this agreement, as discussed in Note 3, the Company prepaid $325,000 in long-term borrowings in January 2002. The prepayment resulted from the sale of the Company's non-business related real property in late November 2001. As described above, the entire $3,060,000 in long-term debt is due in 2002, and as such is classified as current in the accompanying consolidated balance sheet at December 31, 2001.

          Interest is based on the pricing options discussed in Note 3. In connection with the $6,600,000 term loan, the Company entered into an interest rate swap agreement essentially to fix the interest rate on its long-term borrowings at 5.95% plus the margin discussed in Note 3, resulting in an interest rate range of 8.325% to 8.575%. At December 31, 2001, the interest rate in effect on these long-term borrowings was 8.575% and the notional amount of the swap agreement amounted to $1,980,000.

Note 5 - Pension and Retirement Savings

          Information regarding the Company's defined benefit plans as of and for the years ended December 31, 2001, 2000 and 1999 is as follows:

	Year ended December 31,
	2001	2000	1999
Change in Benefit Obligation
Benefit obligation, beginning of year	$15,148,496	$15,609,011	$16,855,920
Service cost	1,344	3,985	6,007
Interest cost	1,128,231	1,139,860	1,114,262
Actuarial (gain) loss	798,978	(82,872)	(841,737)
Benefits paid	(1,530,936)	(1,521,488)	(1,525,441)
Benefit obligation, end of year	15,546,113	15,148,496	15,609,011

Change in Plan Assets
Fair value of plan assets,
beginning of year	15,132,682	15,768,155	16,772,221
Actual return on plan assets	(774,626)	664,310	521,375
Employer contributions	-	221,705	-
Benefits paid	(1,530,936)	(1,521,488)	(1,525,441)
Fair value of plan assets, end of year	12,827,120	15,132,682	15,768,155

Funded status	(2,718,993)	(15,814)	159,144
Unrecognized actuarial loss	4,983,439	2,250,723	1,793,241
Unrecognized net transition obligation	-	203,798	407,595
Net amount recognized in the
consolidated balance sheets	$2,264,446	$2,438,707	$2,359,980

Amounts Recognized in the
Consolidated Balance Sheets
Prepaid pension cost	$2,264,446	$2,438,707	$2,359,980
Pension obligation	(4,983,439)	(2,338,710)	(2,194,139)
Intangible asset	-	188,315	376,632
Accumulated other comprehensive
income, before tax effect	$4,983,439	$2,150,395	$1,817,507
Net amount recognized in the
consolidated balance sheets	$2,264,446	$2,438,707	$2,359,980

	Year ended December 31,
	2001	2000	1999
Weighted-Average Assumptions
as of December 31
Discount rate	7.25%	7.75%	7.75%
Expected return on plan assets	8.00%	8.00%	8.00%
Range of expected compensation
increase	0-5.5%	0-5.5%	0-5.5%
Components of Net Periodic
Benefit Cost
Service cost	$1,344	$3,985	$6,007
Interest cost	1,128,231	1,139,860	1,114,262
Expected return on plan assets	(1,198,743)	(1,212,005)	(1,217,559)
Amortization of unrecognized
transition obligation	203,798	203,797	203,797
Amortization of unrecognized net loss	39,631	7,341	209,201

Net periodic benefit cost	$174,261	$142,978	$315,708

          The above represents the aggregation of amounts for the Company's two defined benefit plans. As of December 31, 2001, both of the plans had an accumulated benefit obligation in excess of plan assets. As of December 31, 2000 and 1999, only one of the plans had an accumulated benefit obligation in excess of plan assets. For that plan, the benefit obligation and accumulated benefit obligation, which are equal, amounted to $13,383,845 and $13,799,506 and the fair value of plan assets amounted to $12,946,986 and $13,433,256 as of December 31, 2000 and 1999, respectively.

          The Company's foreign subsidiary maintains a defined contribution retirement savings plan. Due to overfunding of the plan, there were no contributions in 2001, 2000 and 1999.

          The Company has two defined contribution retirement savings plans, covering substantially all domestic employees, which are funded solely through contributions based on formulas as defined in the plan agreements. The assets are held in trust for the sole benefit of the employees. Contribution expense was $570,000, $619,000 and $669,000 for 2001, 2000 and 1999, respectively, relating to these plans.

          As part of the sale of its filter operations in 1995, the Company entered into a deferred compensation agreement with a former officer of the Company. The related deferred compensation expense was included as a cost of the 1995 sale. The deferred compensation benefits are to be paid over a period of ten years, commencing in November 1995. At December 31, 2001 and 2000, respectively, the present value of the deferred compensation liability amounted to $164,628 and $199,895, of which $38,216 and $35,287 was due within one year.

Note 6 - Postretirement Benefit Plans

          Information regarding the Company's postretirement benefit plans as of and for the years ended December 31, 2001, 2000 and 1999 is as follows:

	Year ended December 31,
	2001	2000	1999
Change in Benefit Obligation
Benefit obligation, beginning of year	$8,236,606	$8,605,382	$9,892,472
Service cost	16,075	19,320	32,316
Interest cost	595,602	628,927	618,182
Actuarial (gain) loss	204,731	121,392	(856,701)
Benefits paid	(973,830)	(1,138,415)	(1,080,887)
Benefit obligation, end of year	$8,079,184	$8,236,606	$8,605,382

Funded status	$(8,079,184)	$(8,236,606)	$(8,605,382)
Unrecognized prior service benefit
relating to 1997 plan amendment	(4,954,325)	(5,457,888)	(5,961,451)
Unrecognized actuarial (gain) loss	131,978	(72,754)	(194,145)
Net amount recognized in the
consolidated balance sheets	(12,901,531)	(13,767,248)	(14,760,978)
Less current portion	(959,431)	(1,015,002)	(1,045,756)

Long-term portion	$(11,942,100)	$(12,752,246)	$(13,715,222)

Weighted-Average Discount Rate
Assumption as of December 31	7.25%	7.75%	7.75%

Components of Net Periodic Benefit Cost
Service cost	$16,075	$19,320	$32,316
Interest cost	595,602	628,927	618,182
Amortization of unrecognized prior service cost	(503,563)	(503,563)	(503,563)

Net periodic benefit cost	$108,114	$144,684	$146,935

          Because the Company's contributions to the plans are fixed on a per active and retired employee basis, assumed inflationary increases or decreases in health care costs would have no impact on the postretirement benefit obligation at December 31, 2001, or on the future annual aggregate service and interest costs.

          In April 1997, the Company announced the amendment of its postretirement benefit plans, principally to adjust the cost-sharing provisions. The amendment resulted in a reduction of the Company's accumulated postretirement benefit obligation by $7,346,249, creating an unrecognized prior service benefit that is being amortized over a period of 15 years.

Note 7 - Contingencies

          As a result of the Company's amendment of its postretirement benefit plans, as discussed in Note 6, the Company's retirees filed a class action lawsuit in the Western District of Michigan on January 24, 2000, under the Employee Retirement Income Security Act of 1974 (ERISA) and the Labor Management Relations Act of 1947 (LMRA). The suit alleges that the Company denied class retirees and their dependents certain health insurance benefits to which the retirees had a "vested" right pursuant to the terms of the Company's collective bargaining agreements. Specifically, the retirees dispute the increase in their health insurance deductibles, the increase in required co-pay obligations with respect to their prescription drug cards, and the requirement that they pay a portion of their health insurance premiums. The Company has denied any wrongdoing in this suit, and intends to defend it and any related class certification vigorously. Minimal discovery has taken place in this lawsuit because the parties have been attempting to reach a settlement. The Company currently believes that it is making progress toward a settlement of this lawsuit, but there are still a number of contingencies to be satisfied before any settlement can be finalized, and ultimately any settlement must be approved by the court. Therefore, although the Company is hopeful that a settlement will be reached, there is still the possibility that the case will not be settled, and that this lawsuit will be tried. If this case is tried, the Company's ultimate chances of success are uncertain. If the retirees prevail, the Company anticipates that a requirement to provide postretirement benefits at the pre-amendment level would have a material adverse effect on the Company's future financial position, results of operations and cash flows.

          In the normal course of business, the Company is a named party in various environmental matters, as well as routine litigation incidental to its business. In the opinion of management, disposition of these items will not have a material impact on the results of operations or financial condition of the Company.

Note 8 - Stockholders' Equity

Common Stock Repurchase Program

          On February 10, 2000, the Company announced a common stock repurchase program. The program calls for the repurchase of up to 100,000 shares in the open market. The repurchased stock will be retired. On February 14, 2000, the Company repurchased 30,000 shares. Funds for the repurchase, amounting to approximately $231,000, were borrowed on the Company's short-term line of credit discussed in Note 3. As discussed in Note 3, as a result of the March 21, 2001 amendment to the Company's loan agreement with its primary lender, future repurchases of the Company's stock are prohibited until May 30, 2002.

Stockholders' Rights Plan

          On February 13, 1996, the Company's Board of Directors authorized the adoption of a Series A Preferred Stock Purchase Rights Plan (Rights Plan). Under the Rights Plan, a dividend distribution of one Series A Preferred Stock Purchase Right (Right) was made for each outstanding share of common stock, payable to shareholders of record on March 8, 1996. The Rights Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Company in a manner that does not offer a fair price to all shareholders. In addition, it is intended to help protect and preserve ownership of the Company's principal tradenames and trademarks.

          Each Right entitles shareholders to purchase one one-hundredth of a share of preferred stock from the Company at a price of $100 per share, subject to adjustment. The Rights will become exercisable only if a person or group (Acquiring Person) acquires 15% or more of the Company's common stock or announces a tender offer that would result in ownership of 30% or more of the Company's common stock. A person beneficially owning 15% or more of the outstanding shares of common stock on February 13, 1996, or any affiliates or associates thereof, does not constitute an Acquiring Person under the Rights Plan.

          The Company's Series A Preferred Stock consists of 500,000 shares authorized, at $2 par value, none of which are issued. Shares of preferred stock are reserved at a level sufficient to permit the exercise in full of all the outstanding Rights. Under terms specified in the Rights Plan, the Company has the right to redeem the Rights at one cent per Right.

Stock Option Plan

          The Company's shareholder-approved Stock Option and Restricted Stock Plan of 1997 (Option Plan) permits the grant of options to directors, officers and key employees to purchase shares of common stock. A total of 76,000 shares are authorized for grant under the Option Plan. In 2001, 11,000 options were issued and were immediately vested upon grant and may be exercised for up to ten years after the date of the grant. The 10,200 options issued in 2000, with a ten-year exercise period, were immediately vested upon grant. However, 4,600 of these options were not exercisable at December 31, 2000, pending shareholder approval of an additional 38,000 shares to be authorized for grant under the Option Plan. The shareholders approved the authorization of these additional shares at the Company's May 8, 2001 shareholders' meeting. Thus, as of December 31, 2001, all outstanding options were exercisable.

          A summary of activity for the Option Plan is as follows:

	Year end December 31,
	2001		2000		1999
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding, beginning of year	42,600	$13.693	32,400	$16.154	24,000	$19.121
Granted	11,000	5.150	10,200	5.875	10,200	9.625
Exercised	-	-	-	-	-	-
Terminated	(2,500)	11.870	-	-	(1,800)	18.718

Options outstanding, end of year	51,100	$11.943	42,600	$13.693	32,400	$16.154

Options available for grant, end of year	24,900		33,400		5,600

The following summarizes information concerning options outstanding under the Option Plan at December 31, 2001:

Exercise price	Number outstanding and exercisable	Weighted average remaining contractual term (years)

$5.150	11,000	9.9
$5.850	9,400	8.9
$9.625	9,400	7.9
$18.250	11,050	6.9
$20.125	10,250	6.0
	51,100

          The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting For Stock-Based Compensation, relating to the Option Plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock options been determined based on their fair values at the grant dates consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share, on a diluted basis, would have been reduced to the pro forma amounts indicated below:

	Year ended December 31,
	2001	2000	1999

Net income (loss) - as reported	$1,047,545	$(459,156)	$326,770
Net income (loss) - pro forma	1,030,206	(475,011)	296,974

Earnings (loss) per share on a diluted basis - as reported	1.41	(.61)	.42
Earnings (loss) per share on a diluted basis - pro forma	1.38	(.63)	.38

          The weighted average fair values per option at the date of grant for options granted under the Option Plan during 2001, 2000 and 1999 were $1.95, $1.74 and $3.27, respectively. The fair values of the option awards were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2001	2000	1999
Dividend yield	0.00%	3.90%	2.30%
Expected volatility	33.74%	35.98%	36.42%
Risk-free interest rate	4.73%	6.63%	6.11%
Expected life in years	5.00	5.00	5.00

Restricted Stock Plan

          The Company has established a restricted stock plan under which certain officers and key employees may be awarded shares of restricted stock as deferred compensation. Shares awarded pursuant to the restricted stock plan are restricted as to sale and transfer for periods of up to five years. The stock awards vest 20% per year over the five-year period if predetermined corporate performance goals are met. If goals are not met, the current year's vesting amount is forfeited. If there is a change in control of the Company, the shares will vest immediately. The recipient of the award has all the rights of a shareholder, provided that all performance goals are met. During 2001, 2000 and 1999, the Company awarded 5,600 shares each year of its common stock valued at $28,840, $32,900 and $53,900, respectively, as deferred compensation, which is charged to expense based upon the vesting schedule and upon achievement of the performance goals. Shares valued at $73,345 (5,240 shares), $77,985 (5,000 shares) and $72,545 (4,360 shares) were forfeited during 2001, 2000 and 1999, respectively.

Note 9 - Income Taxes

          The components of income (loss) before income taxes are as follows:

	Year ended December 31,
	2001	2000	1999

Domestic	$1,609,588	$(312,326)	$357,739
Foreign	109,957	124,170	219,031

	$1,719,545	$(188,156)	$576,770

          Income tax expense (benefit) is made up of the following components:

Year ended December 31, 2001	Current	Deferred	Deferred valuation allowance change	Total

Domestic	$37,000	$570,000	$-	$607,000
Foreign	67,000	(2,000)	-	65,000

	$104,000	$568,000	$-	$672,000

Year ended December 31, 2000

Domestic	$10,000	$(98,000)	$300,000	$212,000
Foreign	60,000	(1,000)	-	59,000

	$70,000	$(99,000)	$300,000	$271,000

Year ended December 31, 1999

Domestic	$(21,000)	$137,000	$30,000	$146,000
Foreign	103,000	1,000	-	104,000

	$82,000	$138,000	$30,000	$250,000

          The tax effects of temporary differences that give rise to the net future income tax benefit are as follows:

	December 31,
	2001	2000
Deferred income tax assets:
Postretirement benefit obligation	$4,386,521	$4,680,865
Pension obligation	924,257	-
Current asset valuation allowances	716,887	667,322
Net operating loss carryforwards	1,417,323	1,797,815
Foreign tax credit carryforwards	59,467	311,508
Deferred compensation	55,967	67,965
Other	376,837	396,048

Gross deferred income tax assets	7,937,259	7,921,523
Valuation allowance -- foreign tax credits (both current
and noncurrent)	(59,467)	(311,508)

Total deferred income tax assets	7,877,792	7,610,015

Deferred income tax liabilities:
Accumulated depreciation	(532,204)	(590,209)
Prepaid pension costs	-	(98,027)
Other	(23,256)	(24,270)

Total deferred income tax liabilities	(555,460)	(712,506)

Net deferred income tax assets	7,322,332	6,897,509
Less current portion	1,746,146	1,420,469

Noncurrent portion	$5,576,186	$5,477,040

          The Company's net operating loss carryforwards for federal income tax purposes amounted to $4,168,597 at December 31, 2001, of which $2,427,515 expires in 2012, $547,956 in 2019 and $1,193,126 in 2020, if not previously utilized. Foreign tax credits, amounting to $59,467 at December 31, 2001, net of a 100% valuation allowance, expire through 2006 if not previously utilized.

          Income taxes differed from the amount computed by applying the federal statutory rate of 34% to income before income tax expense (benefit) as follows:

	Year ended December 31,
	2001	2000	1999

Computed "expected" tax expense (benefit)	$585,000	$(64,000)	196,000
Increase (decrease) in tax expense
(benefit) resulting from:
Valuation allowance change
due to foreign tax credits	-	300,000	30,000
State income taxes, net of
federal income tax benefit	24,000	7,000	(15,000)
Other	63,000	28,000	39,000

	$672,000	$271,000	$250,000

Note 10 - Earnings Per Share

          A reconciliation of the numerators and denominators in the basic and diluted EPS calculations follows:

	Year ended December 31,
	2001	2000	1999
Numerator:
Net income (loss) used for both basic and
diluted EPS calculation	$1,047,545	$(459,156)	$326,770
Denominator:
Weighted average shares outstanding for the
period - used for basic EPS calculation	745,046	748,653	775,046
Dilutive effect of stock options and contingently
issuable shares	-	-	-
Weighted average shares outstanding for the
period - used for diluted EPS calculation	745,046	748,653	775,046

          The Company has not included the effects of options and contingently issuable shares (restricted stock) of 67,780, 58,920 and 48,120 for 2001, 2000 and 1999, respectively, in its calculation of diluted EPS due to their anti-dilutive effect or the fact that the Company's restricted stock is issuable only upon reaching predetermined future corporate performance goals.

Note 11 - Geographic and Major Customer Information

          The Company's net sales were made to customers in the following countries:

	Year ended December 31,
	2001	2000	1999

United States	$25,604,337	$26,417,732	$29,186,191
Canada	4,328,217	4,283,366	4,463,217
Other foreign countries	4,862,180	4,445,136	3,658,695

Consolidated total	$34,794,734	$35,146,234	$37,308,103

          The location of the Company's long-lived assets is as follows:

	December 31,
	2001	2000	1999

United States	$5,926,663	$6,763,933	$7,277,400
Canada	1,066,410	1,172,522	1,258,333

Consolidated total	$6,993,073	$7,936,455	$8,535,733

          Net sales to one customer represented approximately $3,747,000 (10.8%), $4,027,000 (11.5%) and $4,242,000 (11.4%) of the Company's consolidated sales for 2001, 2000 and 1999, respectively.

Note 12 - Quarterly Financial Data (unaudited)

          Quarterly financial data for the 2001 and 2000 calendar quarters is summarized below:

Three Months Ended	March 31	June 30	September 30	December 31

2001

Net sales	$8,654,897	$9,912,120	$8,227,937	$7,999,780
Gross profit	2,488,042	3,189,628	2,379,276	2,091,387
Net income	67,621	450,111	35,094	494,719
Basic and diluted earnings
per share	.09	.60	.05	.66

2000

Net sales	9,045,180	9,798,358	8,154,862	8,147,834
Gross profit	2,761,264	2,948,150	2,344,822	1,350,588
Net income (loss)	282,551	228,811	25,331	(995,849)
Basic and diluted earnings
(loss) per share	.37	.31	.03	(1.32)

          Net sales and gross profit for all quarters presented have been restated to reflect the reclassification of co-op advertising costs as discussed in Note 1. The following amounts have been reclassified to decrease net sales and gross profit under the amounts previously reported (listed by quarter, beginning with the first quarter of each year): 2001 - $49,465, $14,564, $15,164 and $22,163, respectively; 2000 - $22,222, $11,497, $40,085 and $35,390, respectively.

          Data for the fourth quarter of 2001 includes a $714,279 pre-tax ($471,424 after tax) gain on sale of the Company's non-business related real property.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

          The information required by this item is incorporated herein by reference from the sections entitled "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 14, 2002.

Item 11.	Executive Compensation.

          The information required by this item is incorporated herein by reference from the sections entitled "Compensation of Directors" and "Executive Compensation" in the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 14, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

          The information required by this item is incorporated herein by reference from the section entitled "Ownership of Hastings Stock" in the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 14, 2002.

Item 13.	Certain Relationships and Related Transactions.

          The information required by this item is incorporated herein by reference from the sections entitled "Directors and Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 14, 2002.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          Item 14(a)1.          Financial Statements.

          (A)          The following financial statements are filed as part of this document in Item 8, "Financial Statements and Supplementary Data."

		Page
Report of Independent Certified Public Accountants		20
Consolidated Balance Sheets as of December 31, 2001 and 2000		21-22
Consolidated Statements of Income for the years ended
December 31, 2001, 2000 and 1999		23
Consolidated Statements of Stockholders' Equity for the years
ended December 31, 2001, 2000 and 1999		24-25
Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2000 and 1999		26-27
Notes to Consolidated Financial Statements		28-45

(B)	Financial Statement Schedule

Report of Independent Certified Public Accountants		53
Schedule II - Valuation and Qualifying Accounts		54

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

4(d)

Third Amendment to Amended and Restated Letter Agreement, dated October 31, 2000, between Hastings Manufacturing Company and Bank One (formerly NBD Bank), filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2000, is here incorporated by reference.

4(e)

Fourth Amendment to Amended and Restated Letter Agreement, dated March 21, 2001, between Hastings Manufacturing Company and Bank One (formerly NBD Bank), filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2000, is here incorporated by reference.

4(f)

Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(g)	Business Loan Agreement, dated as of January 24, 2002, between Hastings Manufacturing Company and Hastings City Bank.

4(h)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-A filed February 15, 1996, is here incorporated by reference.

10(a)	List of Recipients of Indemnity Agreement and Form of Indemnity Agreement.

10(b)*	1990 Restricted Stock Plan, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1998, is here incorporated by reference.

10(c)*	Stock Option and Restricted Stock Plan of 1997, as amended to date, filed as Appendix A to the Company's Proxy Statement for its 2001 annual meeting of shareholders, filed April 9, 2001.

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

21	Subsidiaries of Hastings Manufacturing Company.

23	Consent of BDO Seidman, LLP.

24	Powers of Attorney.

*Management contract or compensatory plan or arrangement.

          Item 14(b).          Reports on Form 8-K.

          The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 2001.

Date of Report	Filing Date	Item(s) Reported

November 8, 2001	November 9, 2001

This Form 8-K included a press release that reported that the Company had signed an agreement to become the exclusive marketer and distributor of ACL engine components in the United States and Mexico. No financial statements were included or required to be included in this Form 8-K.

December 3, 2001	December 3, 2001	This Form 8-K included a press release discussing the Company's strategic realignment. No financial statements were included or required to be included in this Form 8-K.

          These Forms 8-K were furnished pursuant to Regulation FD and are considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed below on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2002	HASTINGS MANUFACTURING COMPANY (registrant)

	By	/s/ Thomas J. Bellgraph
Thomas J. Bellgraph Its Vice President of Corporate Administration (Principal Financial and Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated (such persons constituting a majority of the board of directors).

Signature		Title	Date

/s/ Mark R. S. Johnson		Chairman, Chief Executive Officer and Director	March 26, 2002
Mark R. S. Johnson

/s/ Andrew F. Johnson		President and Director	March 26, 2002
Andrew F. Johnson

/s/ Dale W. Koop*		Director	March 26, 2002
Dale W. Koop

/s/ Monty C. Bennett*		Director	March 26, 2002
Monty C. Bennett

/s/ Douglas A. DeCamp*		Director	March 26, 2002
Douglas A. DeCamp

/s/William R. Cook*		Director	March 26, 2002
William R. Cook

/s/ Neil A. Gardner*		Director	March 26, 2002
Neil A. Gardner

*By	/s/ Thomas J. Bellgraph
Thomas J. Bellgraph Attorney In Fact

HASTINGS MANUFACTURING COMPANY

AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULES

FORM 10-K ITEM 14(a)2

YEAR ENDED DECEMBER 31, 2001

HASTINGS MANUFACTURING COMPANY
AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Report of Independent Certified Public Accountants
on Financial Statement Schedule	53

Schedule:

II -- Valuation and Qualifying Accounts	54

Other schedules have been omitted because they were inapplicable or otherwise not required.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

Hastings Manufacturing Company
Hastings, Michigan

The audits referred to in our report dated March 1, 2002 relating to the consolidated financial statements of Hastings Manufacturing Company and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
March 1, 2002

HASTINGS MANUFACTURING COMPANY AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions/ write-offs	Balance at end of period
	$	$	$	$	$

Year Ended December 31, 2001:

Allowance for possible
losses on receivables	225,000	97,500	--	12,500	310,000

Year Ended December 31, 2000:

Allowance for possible
losses on receivables	230,000	198,500	--	203,500	225,000

Year Ended December 31, 1999:

Allowance for possible
losses on receivables	210,000	157,500	--	137,500	230,000

EXHIBIT INDEX

3(a)	Amended Articles of Incorporation of Hastings Manufacturing Company, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1998, are here incorporated by reference.

3(b)	Bylaws of Hastings Manufacturing Company, as amended to date, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2000, are here incorporated by reference.

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

4(d)

Third Amendment to Amended and Restated Letter Agreement, dated October 31, 2000, between Hastings Manufacturing Company and Bank One (formerly NBD Bank), filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2000, is here incorporated by reference.

4(e)

Fourth Amendment to Amended and Restated Letter Agreement, dated March 21, 2001, between Hastings Manufacturing Company and Bank One (formerly NBD Bank), filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2000, is here incorporated by reference.

4(f)

Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(g)	Business Loan Agreement, dated as of January 24, 2002, between Hastings Manufacturing Company and Hastings City Bank.

4(h)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-A filed February 15, 1996, is here incorporated by reference.

10(a)	List of Recipients of Indemnity Agreement and Form of Indemnity Agreement.

10(b)*	1990 Restricted Stock Plan, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1998, is here incorporated by reference.

10(c)*	Stock Option and Restricted Stock Plan of 1997, as amended to date, filed as Appendix A to the Company's Proxy Statement for its 2001 annual meeting of shareholders, filed April 9, 2001.

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