Form 10-Q
period 2002-03-31
HASTINGS MANUFACTURING CO
filed 2002-05-08
CIK 46109

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number

March 31, 2002	1-3574

HASTINGS MANUFACTURING COMPANY
(Exact name of registrant as specified in its charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-0633740 (I.R.S. Employer Identification No.)

325 North Hanover Street Hastings, Michigan (Address of Principal Executive Offices)	49058 (Zip Code)

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

Yes X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2002

Common stock, $2 par value	761,726 shares

Hastings Manufacturing Company and Subsidiaries

Contents
===============================================

PART I -- FINANCIAL INFORMATION
Page
Item 1 - Financial Statements:

Report on Review by Independent Certified Public
Accountants	3

Condensed Consolidated Balance Sheets -
March 31, 2002 and December 31, 2001	4-5

Condensed Consolidated Statements of Income -
Three Months Ended March 31, 2002 and 2001	6

Condensed Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2002 and 2001	7

Notes to Condensed Consolidated Financial
Statements	8-11

Review by Independent Certified Public Accountants	12

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations	13-20

Item 3 - Quantitative and Qualitative Disclosures
About Market Risk	21

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	22

Item 6 - Exhibits and Reports on Form 8-K	22

Report on Review by Independent Certified Public Accountants

Board of Directors
Hastings Manufacturing Company
Hastings, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Hastings Manufacturing Company and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 1, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/BDO Seidman, LLP

BDO Seidman, LLP
Grand Rapids, Michigan
April 24, 2002

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets
=============================================

Assets	March 31, 2002	December 31, 2001

Current Assets
Cash	$424,468	$578,695
Accounts receivable, less allowance for
possible losses of $330,000 and $310,000	6,784,180	5,199,481
Refundable income taxes	20,759	6,562
Inventories:
Finished products	7,779,672	7,674,158
Work in process	362,502	510,156
Raw materials	1,354,105	1,214,020
Prepaid expenses and other assets	118,968	173,316
Future income tax benefits	1,568,146	1,746,146

Total Current Assets	18,412,800	17,102,534

Property and Equipment
Land and improvements	604,850	605,442
Buildings	5,356,398	5,260,541
Machinery and equipment	21,608,558	21,534,183

	27,569,806	27,400,166
Less accumulated depreciation	20,745,009	20,407,093

Net Property and Equipment	6,824,797	6,993,073

Prepaid Pension Asset	2,217,196	2,264,446

Future Income Tax Benefits	5,569,237	5,576,186

Other Assets	133,021	134,731

	$33,157,051	$32,070,970

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets
=============================================

Liabilities and Stockholders' Equity	March 31, 2002	December 31, 2001

Current Liabilities
Notes payable to banks (Note 3)	$4,200,000	$3,700,000
Accounts payable	2,583,015	1,537,500
Accruals:
Income Taxes	32,635	10,000
Compensation	451,436	439,008
Taxes other than income	167,676	147,420
Miscellaneous	175,503	248,632
Current portion of postretirement
benefit obligation	959,431	959,431
Current maturities of long-term debt (Note 3)	2,535,000	3,060,000

Total Current Liabilities	11,104,696	10,101,991

Pension and Deferred Compensation
Obligations, less current portion	5,100,580	5,109,851

Postretirement Benefit Obligation,
less current portion	11,752,901	11,942,100

Other Liabilities	38,363	59,740

Total Liabilities	27,996,540	27,213,682

Contingency (Note 6)

Stockholders' Equity
Preferred stock, $2 par value,
authorized and unissued 500,000 shares	-	-
Common stock, $2 par value,
1,750,000 shares authorized;
761,726 shares issued and outstanding	1,523,452	1,523,452
Additional paid-in capital	217,757	217,757
Retained earnings	7,840,313	7,544,670
Accumulated other comprehensive
income (Note 5):
Cumulative foreign currency
translation adjustment	(1,106,622)	(1,100,093)
Derivative adjustment	(25,319)	(39,428)
Pension liability adjustment	(3,289,070)	(3,289,070)

Total accumulated other comprehensive
income	(4,421,011)	(4,428,591)

Total Stockholders' Equity	5,160,511	4,857,288

	$33,157,051	$32,070,970

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Income
=================================================

Three months ended March 31,	2002	2001

Net Sales	$9,331,829	$8,654,897

Cost of Sales	6,379,301	6,166,855

Gross profit	2,952,528	2,488,042

Operating Expenses
Advertising	58,189	60,483
Selling	756,284	788,890
General and administrative	1,523,401	1,413,230

	2,337,874	2,262,603

Operating income	614,654	225,439

Other Expenses (Income)
Interest expense	113,326	170,498
Other, net	3,685	(58,680)

	117,011	111,818

Income before income tax expense	497,643	113,621

Income Tax Expense	202,000	46,000

Net Income	$295,643	$67,621

Basic and Diluted Net Income
Per Share of Common Stock (Note 4)	$.40	$.09

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows
=================================================

Three months ended March 31,	2002	2001

Operating Activities
Net income	$295,643	$67,621
Adjustments to reconcile net income to net
cash from (for) operating activities:
Depreciation	340,194	362,751
Deferred income taxes	178,000	29,000
Change in postretirement benefit obligation	(189,199)	(147,569)
Changes in operating assets and liabilities:
Accounts receivable	(1,586,513)	(681,898)
Refundable income taxes	(14,208)	(2,343)
Inventories	(100,962)	258,321
Prepaid expenses and other current assets	54,332	(6,255)
Other assets	48,960	17,661
Accounts payable and accruals	1,019,447	(519,852)

Net cash from (for) operating activities	45,694	(622,563)

Investing Activity
Capital expenditures	(174,126)	(229,989)

Financing Activities
Proceeds from issuance of notes payable to banks	1,500,000	1,200,000
Principal payments on notes payable to banks	(1,000,000)	(700,000)
Principal payments on long-term debt	(525,000)	-

Net cash from (for) financing activities	(25,000)	500,000

Effect of Exchange Rate Changes on Cash	(795)	(12,951)

Net Decrease in Cash	(154,227)	(365,503)

Cash, beginning of period	578,695	593,763

Cash, end of period	$424,468	$228,260

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$103,913	$372,373
Income taxes, net of refunds	22,569	22,686

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements
=====================================================

Note 1 - Basis of Presentation

In the opinion of the management of Hastings Manufacturing Company and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the Company's financial position as of March 31, 2002, and the Company's results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the expected results for all of 2002.

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

In accordance with Emerging Issues Task Force (EITF) 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, the Company records co-op advertising costs as a reduction of net sales. In previous years, co-op advertising expenditures were included in advertising costs. For the three month period ended March 31, 2001, $49,465 has been reclassified to reduce net sales and advertising costs over the amounts previously reported to conform with the current year presentation.

Note 2 - New Accounting Standards

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, during the first quarter of 2002. The statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of. SFAS No. 144 also supercedes the accounting and reporting provisions of Accounting Principal Board's Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions, related to the disposal of a segment of a business. The adoption of SFAS No. 144 had no impact on the Company's consolidated financial position or results of operations.

Note 3 - Short-Term and Long-Term Debt

In March 2001, the Company's loan agreement with its primary lender relating to its short-term and long-term borrowings was amended. The details of this amendment were described in the Company's Form 10-K for the year ended December 31, 2001, as well as in its Forms 10-Q filed during 2001. Several of the changes to the loan agreement impacted the Company in 2001 and 2002, including (1) a revision of the maturity date on the short-term line from September 30, 2002 to May 30, 2002, and (2) a required balloon payment of the outstanding long-term portion of the loan at May 30, 2002. Based on recent and anticipated future positive financial results, and preliminary discussions with its primary lender, the Company expects to renew its short-term line of credit and refinance its long-term debt in late May 2002. The amended loan agreement requires the Company to prepay its long-term borrowings by an amount equal to 85% of the aggregate net cash proceeds, as defined, from all sales and dispositions of any assets (unless replaced with an asset of comparable value within 60 days) in excess of $50,000 in aggregate amount for any fiscal year (prepayments applied in the inverse order of maturities). In accordance with the terms of this agreement, the Company prepaid $325,000 in long-term borrowings in January 2002. The prepayment resulted from the sale of the Company's non-business related real property in November 2001.

As described above, the entire $2,535,000 in long-term debt is due in 2002, and as such is classified as current in the accompanying consolidated balance sheet at March 31, 2002.

The term loan agreement requires the Company to maintain certain financial balances and ratios. The Company has obtained a waiver from the bank for its noncompliance with one of these requirements as of March 31, 2002.

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used in the "basic" and "diluted" earnings per share (EPS) calculations follows:

Three months ended March 31,	2002	2001

Numerator:
Net income used for both basic and
diluted EPS calculation	$295,643	$67,621

Denominator:
Weighted average shares outstanding for
the period - used for basic EPS calculation	745,046	745,046
Dilutive effect of stock options and
contingently issuable shares	1,291	-
Weighted average shares outstanding for the
period - used for diluted EPS calculation	746,337	745,046

Note 5 - Comprehensive Income

Comprehensive income and its components consist of the following:

Three months ended March 31,	2002	2001

Net income	$295,643	$67,621
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(6,529)	(160,379)
Derivative adjustment	14,109	(30,901)
Pension liability adjustment	-	-

Other comprehensive income (loss)	7,580	(191,280)

Comprehensive income (loss)	$303,223	$(123,659)

The above $14,109 and ($30,901) other comprehensive income (loss), net of tax, related to the derivative adjustment for the three months ended March 31, 2002 and 2001, respectively, are made up of the following components:

Three months ended March 31,	2002		2001
	Before Tax	Net of Tax	Before Tax	Net of Tax

Cumulative effect of a change in accounting
principle, as of January 1, 2001	$ -	$ -	$ (6,569)	$ (4,336)
Change in fair value of derivative	2,040	1,347	(36,179)	(23,878)
Reclassification adjustment to expense	19,337	12,762	(4,072)	(2,687)
Other comprehensive income (loss)	$ 21,377	$ 14,109	$ (46,820)	$ (30,901)

Note 6 - Contingency

In April 1997, the Company announced the amendment of its postretirement health benefit plans, principally to adjust the cost-sharing provisions. As a result of these changes, the Company's retirees filed a class-action suit in the United States District Court for the Western District of Michigan on January 24, 2000. The suit alleges that the Company denied class retirees and their dependents certain health insurance benefits to which the retirees had a "vested" right pursuant to the terms of the Company's collective bargaining agreements. Specifically, the retirees dispute the increase in their health insurance deductibles, the increase in required co-pay obligations with respect to their prescription drug cards, and the requirement that they pay a portion of their health insurance premiums. The Company has denied any wrongdoing in this suit, and intends to defend it and any related class certification vigorously. Minimal discovery has taken place in this lawsuit because the parties have been attempting to reach a settlement. The Company currently believes that it is making progress toward a settlement of this lawsuit, but there are still a number of contingencies to be satisfied before any settlement can be finalized, and ultimately any settlement must be approved by the court. Therefore, although the Company is hopeful that a settlement will be reached, there is still the possibility that the case will not be settled, and that this lawsuit will be tried. If this case is tried, the Company's ultimate chances of success are uncertain. If the retirees prevail, the Company anticipates that a requirement to provide postretirement benefits at the pre-amendment level would have a material adverse effect on the Company's future financial position, results of operations and cash flows.

Hastings Manufacturing Company and Subsidiaries

Review by Independent Certified Public Accountants
=====================================================

The March 31, 2002 and 2001 condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been reviewed by BDO Seidman, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

2002 Compared to 2001

Net sales in the first quarter of 2002 increased $676,932, or 7.8%, from $8,654,897 in the first quarter of 2001, to $9,331,829. This increase reflects improved sales volume in the original equipment and export markets, offset slightly by a sales decrease in the domestic aftermarket. The increase also reflects an increase in commission revenues, included in net sales, earned by the Company for marketing and distributing engine component products for other companies. Net sales in the private brand market and the Canadian aftermarket were relatively flat in the first quarter of 2002, in comparison to the same period in 2001. The sales increase in the original equipment volume reflects a second consecutive quarter of improved production volume experienced by domestic automotive and light-duty manufacturers. The increase in the export volume reflects the continued broadening of the Company's customer base into new export markets. The sales decrease in the domestic aftermarket reflects a continued industry-wide softness in the automotive replacement parts industry. The Company anticipates that this softness in the domestic aftermarket may continue for much of 2002. The increase in commission revenues reflects the initial success of the distribution agreements that the Company signed in 2001 with two engine component manufacturers. Under the terms of these agreements, the Company retains a portion of the net product revenues, in the form of commissions, in exchange for providing marketing and distribution services. Commission revenues included in net sales from these distribution arrangements amounted to $339,718 and $69,714 in the first quarter of 2002 and the first quarter of 2001, respectively. The Company anticipates that these distribution arrangements will increasingly contribute to its future sales and profitability and seeks to enter into similar distribution arrangements with other component manufacturers.

2001 Compared to 2000

Net sales in the first quarter of 2001 decreased $390,283, or 4.3%, from $9,045,180 in the first quarter of 2000, to $8,654,897. The 2001 decrease reflected declines in the domestic and Canadian aftermarkets, as well as declines in the private brand and original equipment volumes. These decreases were partially offset by a modest increase in export volume. The sales decrease in the domestic and Canadian aftermarkets reflected a sustained industry-wide softness in the automotive replacement parts industry. The decrease in the private brand volume reflected reduced sales to a specific industry, while the decrease in the original equipment volume tracked the decreased production volume of domestic automotive and light-duty truck manufacturers. The increase in the export volume was the result of the Company's renewed focus on increasing sales of its export offerings.

COST OF SALES AND GROSS PROFIT

2002 Compared to 2001

Cost of sales for 2002 increased $212,446, or 3.4%, from $6,166,855 in the first quarter of 2001, to $6,379,301. The gross profit margin on net sales increased from 28.7% in the first quarter of 2001, to 31.6%. The increase in cost of sales reflects the net sales increase noted above, combined with an increase in shipping and distribution costs. The increased shipping and distribution costs primarily reflect the additional costs incurred to distribute other manufacturers' engine component products. These additional costs, however, were more than offset by the commission revenue generated from the distribution of these products, and thus contributed to the increased gross profit margin. The gross profit margin was also positively affected by a reduction in several of the Company's individual inventory cost factors (material and labor) included in inventory at December 31, 2001 and charged to cost of sales in the first quarter of 2002. The lower applied material cost factor utilized in the first quarter of 2002, resulted from lower raw material costs obtained from the Company's rolled steel vendors in 2001, combined with the lower cast iron costs incurred by the Company in processing its own foundry castings in 2001. The lower applied labor cost factor utilized in the first quarter of 2002 reflects efficiencies gained through lean manufacturing throughout 2001, and decreased costs resulting from the work force reduction in the first quarter of 2001. The applied overhead cost factor utilized in the first quarter of 2002, expressed as a percentage of direct labor, remained relatively unchanged from the first quarter of 2001; however, with lower direct labor costs in 2002, applied overhead decreased, further contributing to the positive increase in gross profit margin.

2001 Compared to 2000

Cost of sales in the first quarter of 2001 decreased $117,061, or 1.9%, from $6,283,916 in the first quarter of 2000, to $6,166,855. The gross profit margin on net sales decreased from 30.5% in the first quarter of 2000 to 28.7% in the first quarter of 2001. The decline in net sales and the resulting decrease in the gross profit margin on net sales were both partially the result of a sales mix change. Domestic and Canadian aftermarket sales were down in the first quarter of 2001 due to a sustained softness in the replacement parts market. Sales in these markets have traditionally carried a higher gross profit margin in order to support the higher level of operating expenses associated with that volume. Export volume posted a modest increase during the first quarter of 2001 as a result of the Company's renewed focus on this market. The export volume has traditionally carried a lower gross profit margin than domestic sales due to the lower level of operating expenses (not included in cost of sales) that are required to service that volume. The Company's first quarter 2001 gross profit margin was also negatively affected by increased group health insurance costs. Material costs remained relatively unchanged from the prior year average. Labor costs decreased modestly from the prior year average, reflecting the effects of the labor efficiency realized in the Company's transition to a lean manufacturing environment. Overhead costs decreased at a rate lower than the sales decrease due to the fixed nature of a large portion of those costs.

OPERATING EXPENSES

2002 Compared to 2001

Total operating expenses in the first quarter of 2002 increased $75,271, or 3.3%, from $2,262,603 in the first quarter of 2001, to $2,337,874. Advertising expenses for the first quarter of 2002 decreased $2,294, or 3.8%, from the same period in 2001. This decrease primarily reflects a decrease in printed material costs, relating to the inclusion, in 2001, of a one-time charge for the start-up of the marketing and distribution of Zollner brand pistons. Selling expenses for the first quarter of 2002 decreased $32,606, or 4.1%, from the same period in 2001. This decrease reflects declines in agents' commissions, sales personnel costs and various sales support costs, partially offset by an increase in industry trade show expense. General and administrative expenses for the first quarter of 2002 increased $110,171, or 7.8%, from the same period in 2001. This increase reflects increases in general personnel costs, property insurance, group health insurance and various general personnel support costs, offset slightly by a decrease in the provision for doubtful accounts receivable. This increase also reflects approximately $33,000 in severance payments to terminated employees.

2001 Compared to 2000

Total operating expenses in the first quarter of 2001 increased $109,202, or 5.1%, from the first quarter of 2000. Advertising expenses increased $19,995, or 49.4%, primarily reflecting an increase in printed material costs relating to the one-time charge noted above. Selling expenses increased $3,151, or 0.4%, reflecting an increase in agents' commissions, largely offset by decreases in various selling support costs. General and administrative expenses increased $86,056, or 6.5%, primarily reflecting an increase in group health insurance costs, combined with approximately $36,000 in severance payments that resulted from the cost containment measures taken by the Company during the first quarter of 2001.

OTHER EXPENSES

2002 Compared to 2001

Other expenses netted to $117,011 for the first quarter of 2002 compared to a net expense of $111,818 for the first quarter of 2001. This increase reflects an increase in other, net expense, largely offset by a decrease in interest expense. The decrease in interest expense reflects the reduced short-term interest rates in effect for the first quarter of 2002 in comparison to the first quarter of 2001, combined with reduced interest expense on the amortization of the Company's long-term debt. The increase in other, net expense reflects a reduction, in 2002, in the income derived from the Company's investment in its Casite brand products joint venture. The increase also reflects the inclusion, in 2001, of a gain recognized on the sale of stock holdings received from one of the Company's pension fund administrators. These holdings were received when the administrator converted from a mutual structure to a stock-based structure.

2001 Compared to 2000

Other expenses netted to $111,818 for the first quarter of 2001 compared to a net expense of $133,312 for the first quarter of 2000. This decrease was the result of an increase in other, net income, offset by a higher interest expense in 2001 associated with an increase in the utilization of the Company's short-term lines of credit. The other, net income in 2001 partially reflected the income derived from the Company's investment in its Casite joint venture. The other, net income in 2001 also reflected a gain recognized on the sale of the stock holdings noted above.

TAXES ON INCOME

The first quarter 2002 and 2001 effective tax rates of 40.6% and 40.5%, respectively, are higher than the domestic statutory federal tax rate of 34.0%, due primarily to the impact of various state income taxes and the impact of a higher statutory rate applicable to the Company's Canadian subsidiary.

As of March 31, 2002, the Company recorded net deferred income tax assets of $7,137,383. The major components of these assets are the tax effects of the net operating loss carryforwards and net accrued retirement and postretirement benefit obligations. The realization of these recorded benefits is dependent upon the generation of future taxable income. Management believes that it is more likely than not that adequate levels of future taxable income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations and the remaining net deductible temporary differences. However, based on the net operating loss carryforwards at March 31, 2002 (which must be utilized before foreign tax credit carryforwards can be utilized), management believes that it is more likely than not that the foreign tax credits will go unutilized prior to their expiration. As a result, a valuation allowance has been recorded for the total foreign tax credits of $59,467 at March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements continue to be for operating expenses such as labor costs and raw materials, and for funding accounts receivable and capital expenditures. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. The Company believes that the cost containment measures implemented in 2001 will continue to have a positive impact on its 2002 financial results. The Company also expects a positive financial impact from the marketing and distribution agreements noted above. These two items should allow the Company to generate sufficient cash from operations to assist in satisfying the Company's cash requirements. The future ability to utilize bank borrowings to satisfy the Company's cash requirements is contingent upon the successful renewal of the Company's short-term line of credit and the refinancing of its long-term debt with its primary lender. The current $4,000,000 line of credit and the term loan both mature on May 30, 2002. Based on recent and anticipated future positive financial results, and discussions with its primary lender, the Company expects to renew its short-term line of credit and refinance its long-term debt in May 2002. Total short-term lines available to the Company as of March 31, 2002 totaled $6,200,000, of which $2,000,000 was unused.

During the first quarter of 2002, the Company generated $45,694 of net cash from operating activities. The realized net income and depreciation, combined with a decrease in deferred income taxes and an increase in accounts payable and accruals, were partially offset by increases in accounts receivable and inventories, and a decrease in the postretirement benefit obligation. The decrease in deferred income taxes reflects the utilization of a portion of the net operating loss carryforward based on first quarter earnings. The increase in accounts payable and accruals and the increase in accounts receivable primarily reflect the terms associated with the marketing and distribution agreements noted above. Under the terms of these agreements, the Company bills the customer and records a receivable for the gross sales amount of the product covered under the agreements. The Company is responsible for collecting the gross sales amount. The Company then nets the gross sales amount down to the earned commission amount that it receives for performing the marketing and distribution services by recording a payable to the engine component manufacturers that are parties to those agreements. The increase in inventories represents a planned increase in the Company's inventory to certain levels. The decrease in the postretirement benefit obligation reflects the excess of actual postretirement benefit claims paid over the actuarially determined annual expense. The investing activities for the first quarter of 2002 reflect the Company's continued support of its lean manufacturing environment, as well as capital expenditures for the modernization of the Company's main distribution center. The financing activities for the first quarter of 2002 reflect the working capital requirements that were primarily needed to fund the operating activity items noted above. The financing activities also reflect a $200,000 principal payment, in accordance with the Company's term loan agreement, combined with a required $325,000 prepayment of long-term debt borrowings pertaining to the sale of the Company's non-business related real property in November 2001, as described in Note 3 to the Condensed Consolidated Financial Statements.

On February 22, 2001, the Company announced that it had instituted a series of cost-containment measures in an effort to reduce its operating expenses and improve its profitability and cash position. The cost-containment measures were in response to a continued softness in the domestic piston ring aftermarket and a downturn in the original equipment market. The cost-containment measures consisted of reductions in the salaried and hourly workforces and various non-payroll related expenses. The Company also announced an indefinite suspension of its regular quarterly cash dividend and identified certain assets for possible future sale in an effort to further improve its cash position.

In late March 2001, the Company's loan agreement with its primary lender relating to its short-term and long-term borrowings was amended. The primary changes to the loan agreement were detailed in Note 3 to the Company's December 31, 2001 Consolidated Financial Statements included in Item 8 of the Company's Form 10-K for the year ended December 31, 2001.

During the first quarter of 2001, the Company used $622,563 of net cash for operating activities. The realized net income and depreciation, combined with decreases in deferred income taxes and inventories, were offset by an increase in accounts receivable, and decreases in accounts payable and accruals and the postretirement benefit obligation. The decrease in deferred income taxes reflected the utilization of a portion of the net operating loss carryforward based on first quarter earnings. The decrease in inventories reflected a slight reduction in inventory requirements resulting from the sales softness in various markets. The increase in accounts receivable reflected the timing of customer sales and the related payment terms associated with those sales. The decrease in accounts payable and accruals was due to several large payments being made in the first quarter of 2001 on year-end accruals for interest and general accounts payable. The decrease in the postretirement benefit obligation reflected the excess of actual postretirement benefit claims paid over the actuarially determined annual expense. The investing activities for the first quarter of 2001 reflected the Company's continued support of its lean manufacturing environment. The financing activities for the first quarter of 2001 reflected the working capital requirements that were primarily needed to fund the operating activity items. The financing activities also reflected the deferment of the principal payment due March 31, 2001, as well as the restriction of paying dividends and repurchasing the Company's common stock, in accordance with the amended loan agreement.

As noted earlier in this discussion, the Company believes that the cost containment measures implemented in 2001 will continue to have a positive impact on the 2002 financial results. The Company also expects a positive financial impact from the marketing and distribution agreements described above. Also, as noted earlier, the Company has observed sales increases in several of its markets, and the Company anticipates future positive sales results from those same markets. These items should allow the Company to generate sufficient cash from operations to assist in satisfying the Company's cash requirements. However, as discussed above, the future ability to utilize bank borrowings to satisfy the Company's cash requirements is contingent upon the successful renewal of the Company's short-term line of credit and the refinancing of its long-term debt with its primary lender. The anticipated future positive financial impact of the items noted above, combined with the expected renewal and refinancing of the Company's short-term line of credit and long-term debt, should generate cash flows sufficient to fund the Company's working capital and capital expenditure requirements through 2002.

LITIGATION CONTINGENCY

In April 1997, the Company announced the amendment of its postretirement health benefit plans, principally to adjust the cost-sharing provisions. As a result of these changes, the Company's retirees filed a class-action suit in the United States District Court for the Western District of Michigan on January 24, 2000. The suit alleges that the Company denied class retirees and their dependents certain health insurance benefits to which the retirees had a "vested" right pursuant to the terms of the Company's collective bargaining agreements. Specifically, the retirees dispute the increase in their health insurance deductibles, the increase in required co-pay obligations with respect to their prescription drug cards, and the requirement that they pay a portion of their health insurance premiums. The Company has denied any wrongdoing in this suit, and intends to defend it and any related class certification vigorously. Minimal discovery has taken place in this lawsuit because the parties have been attempting to reach a settlement. The Company currently believes that it is making progress toward a settlement of this lawsuit, but there are still a number of contingencies to be satisfied before any settlement can be finalized, and ultimately any settlement must be approved by the court. Therefore, although the Company is hopeful that a settlement will be reached, there is still the possibility that the case will not be settled, and that this lawsuit will be tried. If this case is tried, the Company's ultimate chances of success are uncertain. If the retirees prevail, the Company anticipates that a requirement to provide postretirement benefits at the pre-amendment level would have a material adverse effect on the Company's future financial position, results of operations and cash flows.

NEW ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, during the first quarter of 2002. The statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of. SFAS No. 144 also supercedes the accounting and reporting provisions of Accounting Principal Board's Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions, related to the disposal of a segment of a business. The adoption of SFAS No. 144 had no impact on the Company's consolidated financial position or results of operations.

In accordance with Emerging Issues Task Force (EITF) 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, the Company records co-op advertising costs as a reduction of net sales. In previous years, co-op advertising expenditures were included in advertising costs. For the three month period ended March 31, 2001, $49,465 has been reclassified to reduce net sales and advertising costs over the amounts previously reported to conform with the current year presentation.

FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this commentary include forward-looking statements that describe the Company's plans, objectives, goals, expectations or projections. These forward-looking statements are identifiable by words or phrases indicating that the Company or management "expects," "anticipates," "projects," "plans" or "believes" that a particular event "may occur," "should occur," "will likely occur" in the future, or similar statements. In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this commentary, there are many important factors that could cause actual results to be materially different from the Company's current expectations.

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

The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. The Company is exposed to interest rate changes primarily as a result of its variable rate lines of credit used to finance its short-term working capital needs and for general corporate purposes. Of the $6,200,000 total short-term lines available to the Company at March 31, 2002, $4,200,000 was outstanding. Management believes that the fluctuation in interest rates in the near future will not have a material impact on the Company's consolidated financial statements taken as a whole.

With respect to its variable rate long-term borrowings, the Company has entered into an interest rate swap agreement essentially to fix the interest rate on $1,650,000 of the total $2,535,000 outstanding borrowings at March 31, 2002. The Company does not use derivative financial instruments for trading purposes.

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

4(g)

Business Loan Agreement, dated as of January 24, 2002, between Hastings Manufacturing Company and Hastings City Bank, filed as exhibit to Form 10-K Annual Report for the year ended December 31, 2001, is here incorporated by reference.

4(h)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-A filed February 15, 1996, is here incorporated by reference.

15	Letter Regarding Unaudited Interim Financial Information.

          (b)          The Company filed the following Current Report on Form 8-K during the quarter ended March 31, 2002.

Date of Report	Filing Date	Item(s) Reported

March 11, 2002	March 11, 2002

This Form 8-K included a press release that reported the Company's financial results for the year ended December 31, 2001. The press release included condensed consolidated statements of operations for the years ended December 31, 2001, December 31, 2000 and December 31, 1999.

          This Form 8-K was furnished pursuant to Regulation FD and is considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASTINGS MANUFACTURING COMPANY

Date: May 8, 2002	/s/ Thomas J. Bellgraph
Thomas J. Bellgraph Vice President of Corporate Administration (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number

3(a)	Amended Articles of Incorporation of Hastings Manufacturing Company, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1998, are here incorporated by reference.

3(b)	Bylaws of Hastings Manufacturing Company, as amended to date, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2000, are here incorporated by reference.

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

4(g)

Business Loan Agreement, dated as of January 24, 2002, between Hastings Manufacturing Company and Hastings City Bank, filed as exhibit to Form 10-K Annual Report for the year ended December 31, 2001, is here incorporated by reference.

4(h)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-A filed February 15, 1996, is here incorporated by reference.

15	Letter Regarding Unaudited Interim Financial Information.