Form 10-Q
period 2002-06-30
HASTINGS MANUFACTURING CO
filed 2002-08-14
CIK 46109

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002	Commission File Number 1-3574

HASTINGS MANUFACTURING COMPANY
(Exact name of registrant as specified in its charter)

Michigan (State or other Jurisdiction of Incorporation or Organization)	38-0633740 (I.R.S. Employer Identification No.)

325 North Hanover Street Hastings, Michigan (Address of Principal Executive Offices)	49058 (Zip Code)

Registrant's telephone number, including area code: 269-945-2491

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2002

Common stock, $2 par value	761,726 shares

Hastings Manufacturing Company and Subsidiaries

Contents

Part I - Financial Information
Page
Item 1 - Financial Statements:

Report on Review by Independent Certified Public Accountants	3

Condensed Consolidated Balance Sheets -
June 30, 2002 and December 31, 2001	4-5

Condensed Consolidated Statements of Income -
Three Months and Six Months Ended June 30, 2002 and 2001	6

Condensed Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2002 and 2001	7

Notes to Condensed Consolidated Financial Statements	8-10

Review by Independent Certified Public Accountants	11

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations	12-19

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	19

Part II - Other Information

Item 1 - Legal Proceedings	20

Item 4 - Submission of Matters to a Vote of Security Holders	20

Item 6 - Exhibits and Reports on Form 8-K	21-22

Report on Review by Independent Certified Public Accountants

Board of Directors
Hastings Manufacturing Company
Hastings, Michigan

We have reviewed the accompanying condensed consolidated balance sheets of Hastings Manufacturing Company and subsidiaries as of June 30, 2002, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2002 and 2001, and cash flows for the six-month periods ended June 30, 2002 and 2001, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

As described in Note 5, on January 24, 2000, a class action lawsuit was filed against the Company by its retirees with respect to the 1997 amendment of the Company's postretirement benefit plans. The outcome of the lawsuit is pending at this time.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 1, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/BDO Seidman, LLP

BDO Seidman, LLP
Grand Rapids, Michigan
July 24, 2002

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets

Assets	June 30, 2002	December 31, 2001

Current Assets
Cash	$434,471	$578,695
Accounts receivable, less allowance for possible losses of $330,000 and $310,000	6,869,029	5,199,481
Refundable income taxes	46,404	6,562
Inventories:
Finished products	7,770,111	7,674,158
Work in process	481,562	510,156
Raw materials	1,745,363	1,214,020
Prepaid expenses and other assets	116,447	173,316
Future income tax benefits	1,338,146	1,746,146

Total Current Assets	18,801,533	17,102,534

Property and Equipment
Land and improvements	619,291	605,442
Buildings	5,411,159	5,260,541
Machinery and equipment	21,719,914	21,534,183

	27,750,364	27,400,166
Less accumulated depreciation	21,103,584	20,407,093

Net Property and Equipment	6,646,780	6,993,073

Prepaid Pension Asset	2,169,196	2,264,446

Future Income Tax Benefits	5,559,429	5,576,186

Other Assets	144,194	134,731

	$33,321,132	$32,070,970

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets

Liabilities and Stockholders' Equity	June 30, 2002	December 31, 2001

Current Liabilities
Notes payable to banks (Note 2)	$3,600,000	$3,700,000
Accounts payable	2,821,796	1,537,500
Accruals:
Compensation	594,598	439,008
Income taxes	73,635	10,000
Taxes other than income	229,129	147,420
Miscellaneous	103,622	248,632
Current portion of postretirement benefit obligation	959,431	959,431
Current maturities of long-term debt (Note 2)	800,000	3,060,000

Total Current Liabilities	9,182,211	10,101,991

Long-Term Debt, less current maturities (Note 2)	1,535,000	--

Pension and Deferred Compensation Obligations, less current portion	5,091,124	5,109,851

Postretirement Benefit Obligation, less current portion	11,789,925	11,942,100

Other Liabilities	--	59,740

Total Liabilities	27,598,260	27,213,682

Contingency (Note 5)

Stockholders' Equity
Preferred stock, $2 par value, authorized and unissued 500,000 shares	--	--
Common stock, $2 par value, 1,750,000 shares authorized; 761,726 shares issued and outstanding	1,523,452	1,523,452
Additional paid-in capital	217,757	217,757
Retained earnings	8,240,365	7,544,670
Accumulated other comprehensive income (Note 4):
Cumulative foreign currency translation adjustment	(948,276)	(1,100,093)
Derivative adjustment	(21,356)	(39,428)
Pension liability adjustment	(3,289,070)	(3,289,070)

Total accumulated other comprehensive income	(4,258,702)	(4,428,591)

Total Stockholders' Equity	5,722,872	4,857,288

	$33,321,132	$32,070,970

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Income

	Three months ended		Six months ended
June 30,	2002	2001	2002	2001

Net Sales	$9,891,351	$9,912,120	$19,223,180	$18,567,017
Cost of Sales	6,680,920	6,722,492	13,060,221	12,889,347

Gross profit	3,210,431	3,189,628	6,162,959	5,677,670

Operating Expenses
Advertising	51,138	44,551	109,327	105,034
Selling	754,944	814,977	1,511,228	1,603,867
General and administrative	1,660,826	1,365,242	3,184,227	2,778,472

	2,466,908	2,224,770	4,804,782	4,487,373

Operating income	743,523	964,858	1,358,177	1,190,297

Other Expense (Income)
Interest expense	95,443	182,147	208,769	352,645
Other, net	(13,972)	2,600	(10,287)	(56,080)

	81,471	184,747	198,482	296,565

Income before income tax expense	662,052	780,111	1,159,695	893,732

Income Tax Expense	262,000	330,000	464,000	376,000

Net Income	$400,052	$450,111	$695,695	$517,732

Basic Earnings Per Share of Common Stock (Note 3)	$.54	$.60	$.93	$.69
Diluted Earnings Per Share of Common Stock (Note 3)	$.53	$.60	$.93	$.69

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six months ended June 30,	2002	2001

Operating Activities
Net income	$695,695	$517,732
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation	683,061	725,451
Deferred income taxes	408,000	260,000
Change in postretirement benefit obligation	(152,175)	(250,659)
Changes in operating assets and liabilities:
Accounts receivable	(1,623,247)	(849,367)
Refundable income taxes	(38,227)	65,121
Inventories	(526,726)	1,181,335
Prepaid expenses and other current assets	57,477	26,782
Other assets	85,787	43,453
Accounts payable and accruals	1,363,384	(93,721)

Net cash from operating activities	953,029	1,626,127

Investing Activities
Capital expenditures	(346,734)	(354,216)
Proceeds from sale of property and equipment	59,228	--

Net cash for investing activities	(287,506)	(354,216)

Financing Activities
Proceeds from issuance of notes payable to banks	4,000,000	3,100,000
Principal payments on notes payable to banks	(4,100,000)	(4,050,000)
Principal payments on long-term debt	(725,000)	(200,000)

Net cash for financing activities	(825,000)	(1,150,000)

Effect of Exchange Rate Changes on Cash	15,253	(3,341)

Net Increase (Decrease) in Cash	(144,224)	118,570

Cash, beginning of period	578,695	593,763

Cash, end of period	$434,471	$712,333

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$201,118	$553,783
Income taxes, net of refunds	38,134	46,544

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

In the opinion of the management of Hastings Manufacturing Company and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position as of June 30, 2002, and the results of operations for the three months and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001.

The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the expected results for all of 2002.

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

In accordance with Emerging Issues Task Force (EITF) 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, the Company records co-op advertising as a reduction of net sales. In previous years, co-op advertising expenditures were included in advertising costs. For the three months and six months ended June 30, 2001, $14,564 and $64,029, respectively, have been reclassified to reduce net sales and advertising costs over the amounts previously reported to conform with the current year presentation.

Note 2 - Short-Term and Long-Term Debt

In late May 2002, the Company's loan agreement with its primary lender relating to its short-term and long-term borrowings was amended. The changes to the loan agreement are summarized as follows: (1) an increase in the short-term line to $4,250,000 from $4,000,000, (2) a revision of the maturity date on the short-term line from May 30, 2002 to May 31, 2003, (3) a revision of the maturity date and payment terms on the outstanding long-term portion of the loan, as described in detail below, (4) authorization to pay dividends in an amount not to exceed $250,000 in any twelve-month period, (5) an increase in the capital expenditure limitation to $750,000 per year from $600,000, and (6) a change to one of the restrictive covenants contained in the agreement. As noted above, a revision was made to the maturity date and payment terms on the Company's outstanding long-term loan balance ($2,535,000) as of the amendment date. Under the terms of the amendment, the maturity date of the long-term debt was extended from May 30, 2002 to May 31, 2005, with required quarterly payments of $200,000 plus interest, and a final payment of $135,000 plus interest on the maturity date of the loan.

Interest for both the short-term and long-term borrowings is based on three different pricing options: a negotiated rate, a Eurodollar rate plus a factor, and a floating rate (greater of the federal funds rate plus/less a factor or the prime rate less a factor). The effective Eurodollar rate on the short-term line is increased by a margin rate ranging from 2.25% to 2.50%. The effective floating rate on the short-term line is the prime rate less a margin rate of .125% to .25%. The effective Eurodollar rate on the long-term borrowings is increased by a margin rate ranging from 2.35% to 2.65%. The effective floating rate on the long-term borrowings is the prime rate, or the prime rate less .125%. All of the above margin rates are based upon certain Company performance parameters.

Note 3 - Earnings Per Share

A reconciliation of the numerators and denominators used in the "basic" and "diluted" earnings per share (EPS) calculations follows:

	Three months ended		Six months ended
June 30,	2002	2001	2002	2001

Numerator:
Net income used for both basic and diluted EPS calculation	$400,052	$450,111	$695,695	$517,732

Denominator:
Weighted average shares outstanding for the period - used for basic EPS calculation	745,046	745,046	745,046	745,046
Dilutive effect of stock options and contingently issuable shares	6,782	--	4,943	--
Weighted average shares outstanding for the period - used for diluted EPS calculation	751,828	745,046	749,989	745,046

Note 4 - Comprehensive Income

Comprehensive income and its components consist of the following:

	Three months ended		Six months ended
June 30,	2002	2001	2002	2001

Net income	$400,052	$450,111	$695,695	$517,732
Other comprehensive income, net of tax:
Foreign currency translation adjustments	158,346	121,733	151,817	(38,646)
Derivative adjustment	3,963	74	18,072	(30,827)
Minimum pension liability adjustment	--	--	--	--

Other comprehensive income (loss)	162,309	121,807	169,889	(69,473)

Comprehensive income	$562,361	$571,918	$865,584	$448,259

The above $3,963 and $ 18,072 other comprehensive income, net of tax related to the derivative adjustment for the three months and six months ended June 30, 2002, are made up of the following components:

	Three months ended		Six months ended
June 30, 2002	Before Tax	Net of Tax	Before Tax	Net of Tax

Change in fair value of derivative	$(10,452)	$(6,898)	$(8,411)	$(5,551)
Reclassification adjustment to expense	16,456	10,861	35,793	23,623

Other comprehensive income	$6,004	$3,963	$27,382	$18,072

The above $74 and $(30,827) other comprehensive income (loss), net of tax related to the derivative adjustment for the three months and six months ended June 30, 2001, are made up of the following components:

	Three months ended		Six months ended
June 30, 2001	Before Tax	Net of Tax	Before Tax	Net of Tax

Cumulative effect of a change in accounting
principle, as of January 1, 2001	$--	$--	$(6,569)	$(4,336)
Change in fair value of derivative	(7,752)	(5,116)	(43,931)	(28,994)
Reclassification adjustment to expense	7,864	5,190	3,792	2,503

Other comprehensive income (loss)	$112	$74	$(46,708)	$(30,827)

Note 5 - Contingency

In April 1997, the Company announced the amendment of its postretirement health benefit plans, principally to adjust the cost-sharing provisions. As a result of these changes, the Company's retirees filed a class-action suit in the United States District Court for the Western District of Michigan on January 24, 2000. The suit alleges that the Company denied class retirees and their dependents certain health insurance benefits to which the retirees had a "vested" right pursuant to the terms of the Company's collective bargaining agreements. Specifically, the retirees dispute the increase in their health insurance deductibles, the increase in required co-pay obligations with respect to their prescription drug cards, and the requirement that they pay a portion of their health insurance premiums. The Company has denied any wrongdoing in this suit, and has defended it vigorously. Minimal discovery has taken place in this lawsuit because the parties have been attempting to reach a settlement. Recently, the Company and the retirees have reached an agreement in principle that may resolve the litigation. A number of contingencies must be satisfied before any settlement can be finalized, however, and ultimately any settlement must be approved by the court. Therefore, although the Company is hopeful that a settlement will be concluded, there is still the possibility that the case will not be settled, and that this lawsuit will be tried. If this case is tried, the Company's ultimate chances of success are uncertain. If the retirees prevail, the Company anticipates that a requirement to provide postretirement benefits at the pre-amendment level would have a material adverse effect on the Company's future financial position, results of operations and cash flows.

Hastings Manufacturing Company and Subsidiaries

Review by Independent Certified Public Accountants

The June 30, 2002 and 2001 condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been reviewed by BDO Seidman, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

2002 Compared to 2001

Net sales in the second quarter of 2002 decreased $20,769, or 0.2%, from $9,912,120 in the second quarter of 2001, to $9,891,351. Included in these net sales were commission revenues of $436,227 in the second quarter of 2002 and $121,353 in the second quarter of 2001, which the Company earns in exchange for providing marketing and distribution services for various engine and component manufacturers. Net of these commission revenues, net sales of product manufactured by the Company decreased $335,643, or 3.4%, from $9,790,767 in the second quarter of 2001, to $9,455,124. Net sales for the first half of 2002 increased $656,163, or 3.5%, from $18,567,017 in the first half of 2001, to $19,223,180. Included in these net sales were commission revenues of $191,067 and $775,945, respectively. Net of these commission revenues, net sales of product manufactured by the Company increased $71,285, or 0.4%, from $18,375,950 in the first half of 2001, to $18,447,235.

The net sales decrease on manufactured products in the second quarter of 2002 reflects volume decreases in the domestic and Canadian aftermarkets, partially offset by volume increases in the original equipment and export markets. Net sales in the private brand market were relatively flat in the second quarter of 2002 in comparison to the same period in 2001. The net sales decrease in the domestic and Canadian aftermarkets reflects continued industry-wide softness in the automotive replacement parts industry. In addition, net sales volume in the second quarter of 2001 included significant sales of products to a major customer when that customer built inventory to expand the line of products that it offers. The increase in the original equipment volume reflects the improved production volume experienced by domestic automotive and light-duty manufacturers. The increase in the export volume reflects the continued broadening of the Company's customer base into new export markets. The increase in commission revenues reflects the volume growth observed in marketing and distributing engine component products for other companies. The Company has signed distribution agreements with several engine component manufacturers in the United States and Canada. Under the terms of these agreements, the Company retains a portion of the net product revenues, in the form of commissions, in exchange for providing marketing and distribution services. The Company anticipates that these distribution arrangements will continue to contribute to its future sales and profitability and seeks to enter into similar distribution arrangements with other component manufacturers.

For the first six months of 2002, net sales of manufactured products increased in the original equipment and export markets. However, these increases were partially offset by net sales decreases in the domestic and Canadian aftermarkets. Net sales in the private brand market were relatively flat in the first half of 2002, in comparison to the same period in 2001. The volume variances for these various markets in the first half of 2002 are due to the items noted above. Commission revenues for the first half of 2002 increased in comparison to the first half of 2001, as detailed above.

2001 Compared to 2000

Net sales in the second quarter of 2001 increased $113,762, or 1.2%, from $9,798,358 in the second quarter of 2000 to $9,912,120. Included in this net sales amount is an increase in commission revenue of $49,606 in the second quarter of 2001, in comparison to the same period in 2000. Net of this commission revenue, net sales on product manufactured by the Company increased $64,156, or 0.7%, for the period noted. Net sales for the first half of 2001 decreased $276,521, or 1.5%, from $18,843,538 the first half of 2000 to $18,567,017. Included in this net sales amount is an increase in commission revenue of $67,996 in the first half of 2001, in comparison to the same period in 2000. Net of this commission revenue, net sales on product manufactured by the Company decreased $344,517, or 1.8%, from the first half of 2000.

The net sales increase in the second quarter of 2001 reflected a volume increase in the domestic aftermarket, slightly offset by volume decreases in the export, private brand and original equipment markets. The volume in the Canadian aftermarket was relatively flat for the second quarter of 2001 and for the first six months of the year. The net sales increase in the domestic aftermarket reflected improved volume to a major customer as part of an expansion of the customer's product offerings. The decrease in the export volume in the second quarter of 2001 primarily reflected a decline in volume to one of the Company's primary export customers. The decrease in the private brand volume reflected reduced sales to a specific industry, while the decrease in the original equipment volume tracked the decreased production volume of the domestic automotive and light-duty truck manufacturers.

For the first six months of 2001, net sales increased in the domestic aftermarket and export market, offset by decreases in the private brand and original equipment markets. The increase in the domestic aftermarket and the decreases in the private brand and original equipment markets on a year-to-date basis were due to the items noted above. The increase in the export market for the first half of 2001 was the result of the Company's renewed focus on increasing sales of its export offerings. Commission revenue increased for both the second quarter and first half of 2001, in comparison to the same periods in 2000, as detailed above.

COST OF SALES AND GROSS PROFIT

2002 Compared to 2001

Cost of sales in the second quarter of 2002 decreased $41,572, or 0.6%, from $6,722,492 in the second quarter of 2001, to $6,680,920. For the first half of 2002, cost of sales increased $170,874, or 1.3%, from $12,889,347 in the first half of 2001, to $13,060,221. The gross profit margin on net sales increased slightly for the second quarter of 2002, from 32.2% for the second quarter of 2001, to 32.5%. For the first half of 2002, the gross profit margin on net sales also increased, from 30.6% in the first half of 2001, to 32.1%. The decrease in cost of sales and the corresponding increase in the gross profit margin on net sales for the second quarter of 2002 reflect a decrease in net sales of manufactured products, partially offset by a change in the sales mix of manufactured products and increased shipping and distribution costs. Based on the decrease in net sales of manufactured products noted above, a larger decrease in cost of sales would be expected. However, as detailed above, the Company experienced net sales increases in the original and export markets, which traditionally have carried a lower gross margin (higher cost of sales as a percentage of net sales) than domestic sales due to the lower level of operating expenses that are required to service those volumes. The increased shipping and distribution costs primarily reflect the additional costs incurred to distribute other manufacturers' engine component products. The effect of these additional costs and the effect of the sales mix change on cost of sales, however, were more than offset by the commission revenue generated from the distribution of these products, and thus contributed to the increased gross profit margin. The increase in cost of sales and the increase in the gross profit margin for the first half of 2002 primarily reflect the increased net sales of manufactured products as detailed above, combined with the effects of the sales mix change and the increased shipping and distribution costs and the increased commission revenue noted above. There was a minimal effect on the gross profit margin from changes made to the Company's individual inventory cost factors (material, labor and overhead) during the first half of 2002.

2001 Compared to 2000

Cost of sales for the second quarter of 2001 decreased $127,716, or 1.9%, from the second quarter of 2000. For the first half of 2001, cost of sales decreased $244,777, or 1.9%, from the first half of 2000. The gross profit margin on net sales increased for the second quarter of 2001, from 30.1% in the second quarter of 2000, to 32.2%. For the first half of 2001, the gross profit margin on net sales also increased, from 30.3% in the first half of 2000, to 30.6%. Domestic aftermarket sales increased for the second quarter of 2001 and on a year-to-date basis. Sales in this market have traditionally carried a higher gross profit margin in order to support the higher level of operating expenses (not included in cost of sales) associated with that volume. Export volume, while maintaining an overall increase for the first half of 2001, observed a decrease in the second quarter of 2001. The export volume has traditionally carried a lower gross profit margin than domestic sales due to the lower level of operating expenses (not included in cost of sales) that are required to service that volume. The Company's second quarter and first half gross profit margins for 2001 were also negatively affected by a slight increase in group health insurance costs. Material costs remained relatively unchanged from the prior year average. Labor costs continued to decrease modestly from the prior year average, reflecting efficiencies gained through "lean manufacturing" and a decrease resulting from the work force reduction implemented in the first quarter of 2001. Overhead costs decreased, reflecting an increased effort by the Company to control the non-fixed portion of those costs.

OPERATING EXPENSES

2002 Compared to 2001

Total operating expenses for the second quarter of 2002 increased $242,138 or 10.9%, from the second quarter of 2001. For the first half of 2002, total operating expenses increased $317,409, or 7.1%, from the first half of 2001. Advertising costs for the second quarter of 2002 increased $6,587, or 14.8%, from the second quarter of 2001. For the first half of 2002, advertising costs increased $4,293, or 4.1%, from the first half of 2001. These increases reflect an increase in advertising support costs, partially offset by decreases in printed material costs. Selling costs for the second quarter of 2002 decreased $60,033, or 7.4%, from the second quarter of 2001. For the first half of 2002, selling costs decreased $92,639, or 5.8%, from the first half of 2001. These decreases reflect declines in agents' commissions and various sales support costs, partially offset by increases in sales personnel costs and industry trade show expenses. General and administrative costs for the second quarter of 2002 increased $295,584, or 21.7%, from the second quarter of 2001. For the first half of 2002, general and administrative costs increased $405,755, or 14.6%, from the first half of 2001. These increases reflect increases in general personnel costs, property insurance, legal and professional fees and various general personnel support costs, offset slightly by decreases in group health insurance costs and the provision for doubtful accounts receivable. The second quarter increase also reflects approximately $89,000 in severance payments to terminated employees, bringing the total severances paid through the first half of 2002 to approximately $122,000.

2001 Compared to 2000

Total operating expenses for the second quarter of 2001 decreased $162,043, or 6.7%, from the second quarter of 2000. For the first half of 2001, total operating expenses decreased $25,598, or 0.6%, from the first half of 2000. Advertising expenses for the second quarter of 2001 decreased $8,095, or 15.4%, from the second quarter of 2000. This decrease reflected a decline in advertising support costs. For the first half of 2001, advertising expenses increased $11,900, or 12.8% from the first half of 2000. This increase primarily reflected printed material costs incurred in the first quarter of 2001, relating to a one-time charge for the start-up of the marketing and distribution of Zollner brand pistons. Selling expenses for the second quarter of 2001 increased $16,446, or 2.1%, from the second quarter of 2000. For the first half of 2001, selling expenses increased $19,597, or 1.2%, from the first half of 2000. These slight increases reflected an increase in agents' commissions, largely offset by decreases in various selling support costs. General and administrative expenses for the second quarter of 2001 decreased $173,461, or 11.3%, from the second quarter of 2000. For the first half of 2001, general and administrative expenses decreased $87,405, or 3.0%, from the first half of 2000. These decreases reflected declines in various general support costs resulting from the cost containment measures implemented by the Company during the first quarter of 2001. These decreases were slightly offset by an increase in group health insurance costs and approximately $36,000 in severance payments that resulted from the cost containment measures.

OTHER EXPENSES

2002 Compared to 2001

Other expenses netted to $81,471 for the second quarter of 2002, compared to a net expense of $184,747 for the second quarter of 2001. This decrease reflects a significantly lower interest expense, combined with a lower other, net expense in 2002. The decrease in interest expense reflects the reduced short-term interest rates in effect in 2002 compared to 2001, combined with reduced interest expense on the amortization of the Company's long-term debt. The other, net item primarily reflects the expense (income) derived from the Company's investment in its Casite joint venture. For the first half of 2002, other expenses netted to $198,482, compared to a net expense of $296,565 in the first half of 2001. The decrease in interest expense reflects the items discussed above. The other, net item reflects the income derived from the Casite joint venture, combined with the inclusion, in 2001, of a gain recognized on the sale of stock holdings received from one of the Company's pension fund administrators. These holdings were received when the administrator converted from a mutual structure to a stock-based structure.

2001 Compared to 2000

Other expenses netted to $184,747 for the second quarter of 2001, compared to $174,459 for the second quarter of 2000. This increase reflected a higher interest expense in 2001 related to increased utilization of the Company's short-term lines of credit through the first few months of the second quarter, combined with a decrease in income in the other, net item. For the first half of 2001, other expenses netted to $296,565 versus a net expense of $307,771 in the first half of 2000. This overall expense decrease reflected higher other, net income largely offset by a higher interest expense in 2001 related to the increased short-term line usage noted above. The other, net item primarily reflects the expense (income) derived from the Company's investment in its Casite brand products joint venture. The other, net item in 2001 also reflects a gain recognized on the sale of stock holdings described above.

TAXES ON INCOME

The 2002 and 2001 year-to-date effective tax rates of 40.0% and 42.1%, respectively, are higher than the domestic statutory federal tax rate of 34% due primarily to the impact of various state income taxes and the impact of a higher statutory rate applicable to the Company's Canadian subsidiary.

As of June 30, 2002, the Company recorded net deferred income tax assets of $6,897,575. The major components of these assets are the tax effects of the net operating loss carryforwards and net accrued retirement and postretirement benefit obligations. The realization of these recorded benefits is dependent upon the generation of future taxable income. Management believes that it is more likely than not that adequate levels of future taxable income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations and the remaining net deductible temporary differences. However, based on the net operating loss carryforwards at June 30,

2002 (which must be utilized before foreign tax credit carryforwards can be utilized), management believes that it is more likely than not that the foreign tax credits will go unutilized prior to their expiration. As a result, a valuation allowance has been recorded for the total foreign tax credits of $59,467 at June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements continue to be for operating expenses such as labor cost and raw materials, and for funding accounts receivable and capital expenditures. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. The Company believes that the cost containment measures implemented in 2001, as discussed below, will continue to have a positive impact on its remaining 2002 financial results. The Company also expects a continued positive financial impact from the marketing and distribution agreements noted above. These two items should allow the Company to generate sufficient cash from operations to assist in satisfying the Company's cash requirements. In late May 2002, the Company's loan agreement with its primary lender relating to its short-term and long-term borrowings was amended. The primary changes to the loan agreement are detailed in Note 2 to the accompanying Consolidated Financial Statements. This amended loan agreement will assist the Company in fulfilling its cash requirements. Total short-term lines available to the Company as of June 30, 2002 totaled $6,450,000, of which $2,850,000 was unused.

During the first half of 2002, the Company generated $953,029 of net cash from operating activities. The realized net income and depreciation, combined with a decrease in deferred income taxes and an increase in accounts payable and accruals, were partially offset by increases in accounts receivable and inventories, and a decrease in the postretirement benefit obligation. The decrease in deferred income taxes reflects the utilization of a portion of the net operating loss carryforward based on first half earnings. The increase in accounts payable and accruals and the increase in accounts receivable primarily reflect the terms associated with the marketing and distribution agreements noted above. Under the terms of the agreements, the Company bills the customer and records a receivable for the gross sales amount of the product covered under the agreement. The Company is responsible for collecting the gross sales amount. The Company then nets the gross sales amount down to the earned commission amount that it receives for performing the marketing and distribution services by recording a payable to the engine component manufacturers that are parties to those agreements. The change in the accounts payable and accruals includes a decrease in the miscellaneous accrual offset by an increase in the compensation accrual. The decrease in the miscellaneous accrual reflects a large payment made during the first half of the year for the December 31, 2001 workers' compensation liability, slightly offset by the reclassification of the fair value of the Company's interest rate swap agreement due to expire on June 30, 2003. The increase in the compensation accrual primarily reflects the accrual for additional general personnel costs. The increase in inventories represents a planned increase in the Company's inventory to certain levels. The decrease in the postretirement benefit obligation reflects the excess of actual postretirement benefit claims paid over the actuarially determined annual expense. The investing activities for the first half of 2002 reflect the Company's continued support of its lean manufacturing environment, as well as capital expenditures for the modernization of the Company's main distribution center. The investing activities also reflect proceeds from the sale of excess plant equipment. The financing activities for the first half of 2002 reflect the working capital requirements that were primarily needed to fund the operating activity items noted above. The financing activities also reflect the principal payments required under the Company's term loan agreement, combined with a required $325,000 prepayment of long-term debt borrowings, during the first quarter of 2002, pertaining to the sale of the Company's non-business related real property in November 2001.

On February 22, 2001, the Company announced that it had instituted a series of cost-containment measures in an effort to reduce its operating expenses and improve its profitability and cash position. The cost-containment measures were in response to a continued softness in the domestic piston ring aftermarket and a downturn in the original equipment market. The cost-containment measures consisted of reductions in the salaried and hourly workforces and various non-payroll related expenses. At the time, Tthe Company also announced an indefinite suspension of its regular quarterly cash dividend and identified certain assets for possible future sale in an effort to further improve its cash position. Based on the Company's current operating results and the fact that, as discussed in Note 2 to the accompanying Consolidated Financial Statements, the Company's loan agreement was recently amended to permit the Company to pay up to $250,000 of dividends in any twelve-month period (subject to compliance with the loan agreement and applicable law), the Board of Directors may consider whether to resume paying dividends. However, no decision as to dividends has yet been made and such a decision would depend on the Company's earnings, financial condition, plans and prospects.

In late March 2001, the Company's loan agreement with its primary lender relating to its short-term and long-term borrowings was amended. The primary changes to the loan agreement were detailed in Note 3 to the Company's December 31, 2001 Consolidated Financial Statements included in Item 8 of the Company's Form 10-K for the year ended December 31, 2001.

During the first half of 2001, the Company generated $1,626,127 of net cash from operating activities. The realized net income, depreciation and decreases in deferred income taxes and inventories were offset by an increase in accounts receivable and decreases in accounts payable and accruals and the postretirement benefit obligation. The decrease in deferred income taxes reflected the utilization of a portion of the net operating loss carryforward based on first half earnings. The decrease in inventories reflected a planned reduction in the Company's inventory to certain levels, combined with the shortfall of production requirements versus customer demand. Plans were implemented to raise the production requirements to a more satisfactory level. The increase in accounts receivable reflected the timing of customer sales and the related payment terms associated with those sales. The decrease in accounts payable and accruals was due to several large payments being made over the first half of the year on year-end accruals for interest and general accounts payable, largely offset by slight increases in current year accruals for compensation and taxes other than income. The decrease in the postretirement benefit obligation reflected the excess of actual postretirement benefit claims paid over the actuarially determined annual expense. The investing activities for the first half of 2001 reflected the Company's continued support of its lean manufacturing environment. The financing activities for the first half of 2001 reflected the working capital requirements that were primarily needed to fund the operating activity items. The financing activities also reflected a required principal payment, as well as the restriction of paying dividends and repurchasing the Company's common stock, in accordance with the amended loan agreement.

As noted earlier in this discussion, the Company believes that the cost containment measures implemented in 2001 will continue to have a positive impact on the remaining 2002 financial results. The Company also expects a continued positive financial impact from the marketing and distribution agreements described above. Also, as noted earlier, the Company has observed sales increases in several of its markets, and the Company anticipates future positive sales results from those same markets. In June 2002, the Company signed an agreement with Intraco Corporation to market Hastings piston rings and related products in Central and South America and the Middle East. The Company believes that this agreement will further increase its market share in these export markets. With these anticipated sales improvements, combined with the cost containment measures and the expected positive financial impact of the marketing and distribution agreements, the Company anticipates that operations (which will be subject to minimal current cash outflows for U.S. income taxes due to the utilization of net operating loss carryforwards), in combination with the balancing of available short-term lines of credit, will generate cash flows sufficient to fund its working capital requirements through 2002.

LITIGATION CONTINGENCY

In April 1997, the Company announced the amendment of its postretirement health benefit plans, principally to adjust the cost-sharing provisions. As a result of these changes, the Company's retirees filed a class-action suit in the United States District Court for the Western District of Michigan on January 24, 2000. The suit alleges that the Company denied class retirees and their dependents certain health insurance benefits to which the retirees had a "vested" right pursuant to the terms of the Company's collective bargaining agreements. Specifically, the retirees dispute the increase in their health insurance deductibles, the increase in required co-pay obligations with respect to their prescription drug cards, and the requirement that they pay a portion of their health insurance premiums. The Company has denied any wrongdoing in this suit, and has defended it vigorously. Minimal discovery has taken place in this lawsuit because the parties have been attempting to reach a settlement. Recently, the Company and the retirees have reached an agreement in principle that may resolve the litigation. A number of contingencies must be satisfied before any settlement can be finalized, however, and ultimately any settlement must be approved by the court. Therefore, although the Company is hopeful that a settlement will be concluded, there is still the possibility that the case will not be settled, and that this lawsuit will be tried. If this case is tried, the Company's ultimate chances of success are uncertain. If the retirees prevail, the Company anticipates that a requirement to provide postretirement benefits at the pre-amendment level would have a material adverse effect on the Company's future financial position, results of operations and cash flows.

NEW ACCOUNTING STANDARDS

In accordance with Emerging Issues Task Force (EITF) 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, the Company records co-op advertising as a reduction of net sales. In previous years, co-op advertising expenditures were included in advertising costs. For the three months and six months ended June 30, 2001, $14,564 and $64,029, respectively, have been reclassified to reduce net sales and advertising costs over the amounts previously reported to conform with the current year presentation.

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

Cost of sales and operating expenses may be adversely affected by unexpected costs associated with various issues. For example, future cost of sales could be affected by unexpected expenses related to the future maintenance of a lean manufacturing environment. Future operating expenses could also be affected, for example, by such items as unexpected large claims within the Company's self-funded group health insurance plan, increased retiree health insurance claim exposure as a result of an adverse court ruling on the current retiree health issue, or bad debt expenses related to deterioration in the creditworthiness of a customer or customers.

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

The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. The Company is exposed to interest rate changes primarily as a result of its variable rate lines of credit used to finance its short-term working capital needs and for general corporate purposes. Of the $6,450,000 total short-term lines available to the Company at June 30, 2002, $3,600,000 was outstanding. Management does not believe that fluctuations in interest rates in the near future will have a material impact on the Company's consolidated financial statements taken as a whole.

With respect to its variable rate long-term borrowings, the Company has entered into an interest rate swap agreement essentially to fix the interest rate on $1,320,000 of the total $2,335,000 outstanding borrowings at June 30, 2002. The Company does not use derivative financial instruments for trading purposes.

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

For a discussion of pending litigation involving the Company, see Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q, which is here incorporated by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company's 2002 annual meeting of shareholders was held on May 14, 2002. The purposes of the meeting were to (1) elect directors to three-year terms expiring in 2004 and (2) to transact any other business that may have properly come before the meeting.

The name of each director elected at the meeting (along with the number of votes cast for, against or authority withheld) and the name of each other director whose term of office as a director continued after the meeting is set forth below. There were no broker non-votes with respect to the election of directors.

Elected Director	For	Against	Authority withheld
Andrew F. Johnson	696,898	3,424	1,300
William R. Cook	696,898	200	1,300

Directors who continue to serve
Mark R. S. Johnson
Monty C. Bennett
Dale W. Koop
Douglas A. DeCamp
Neil A. Gardner

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

4(f)	Fifth Amendment to Amended and Restated Letter Agreement, dated May 31, 2002, between Hastings Manufacturing Company and Bank One (formerly NBD).

4(g)

Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(h)

Business Loan Agreement, dated as of January 24, 2002, between Hastings Manufacturing Company and Hastings City Bank, filed as exhibit to Form 10-K Annual Report for the year ended December 31, 2001, is here incorporated by reference.

4(i)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-A filed February 15, 1996, is here incorporated by reference.

15	Letter Regarding Unaudited Interim Financial Information.

          (b)          The Company filed the following Current Report on Form 8-K during the quarter ended June 30, 2002.

Date of Report	Filing Date	Item(s) Reported

April 30, 2002	April 30, 2002

This Form 8-K included a press release that reported the Company's financial results for the quarter ended March 31, 2002. The press release included summary consolidated income statement data for the quarters ended March 31, 2002 and 2001.

          This Form 8-K was furnished pursuant to Regulation FD and is considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASTINGS MANUFACTURING COMPANY

Date: August 14, 2002	/s/Thomas J. Bellgraph
Thomas J. Bellgraph Vice-President of Corporate Administration (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number

3(a)	Amended Articles of Incorporation of Hastings Manufacturing Company, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 1998, are here incorporated by reference.

3(b)	Bylaws of Hastings Manufacturing Company, as amended to date, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2000, are here incorporated by reference.

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

4(f)	Fifth Amendment to Amended and Restated Letter Agreement, dated May 31, 2002, between Hastings Manufacturing Company and Bank One (formerly NBD).

4(g)

Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(h)

Business Loan Agreement, dated as of January 24, 2002, between Hastings Manufacturing Company and Hastings City Bank, filed as exhibit to Form 10-K Annual Report for the year ended December 31, 2001, is here incorporated by reference.

4(i)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-A filed February 15, 1996, is here incorporated by reference.

15	Letter Regarding Unaudited Interim Financial Information.