Form 10-Q
period 2002-09-30
HASTINGS MANUFACTURING CO
filed 2002-11-12
CIK 46109

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

Commission File Number:  1-3574

HASTINGS MANUFACTURING COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-0633740 (I.R.S. Employer Identification No.)

325 North Hanover Street Hastings, Michigan (Address of Principal Executive Offices)	49058 (Zip Code)

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

Yes X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2002

Common stock, $2 par value	761,726 shares

Hastings Manufacturing Company and Subsidiaries

Contents

Part I - Financial Information
Page
Item 1 - Financial Statements:

Report on Review by Independent Certified Public Accountants	3

Condensed Consolidated Balance Sheets -
September 30, 2002 and December 31, 2001	4-5

Condensed Consolidated Statements of Income -
Three Months and Nine Months Ended September 30, 2002 and 2001	6

Condensed Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 2002 and 2001	7

Notes to Condensed Consolidated Financial Statements	8-10

Review by Independent Certified Public Accountants	11

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations	12-19

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	19

Item 4 - Controls and Procedures	20

Part II - Other Information

Item 1 - Legal Proceedings	21

Item 6 - Exhibits and Report on Form 8-K	21-22

SIGNATURE	23

CERTIFICATIONS	24-25

Report on Review by Independent Certified Public Accountants

Board of Directors
Hastings Manufacturing Company
Hastings, Michigan

We have reviewed the accompanying condensed consolidated balance sheets of Hastings Manufacturing Company and subsidiaries as of September 30, 2002, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001, and cash flows for the nine-month periods ended September 30, 2002 and 2001, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

/s/BDO Seidman, LLP

BDO Seidman, LLP
Grand Rapids, Michigan
October 23, 2002

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets

Assets	September 30, 2002	December 31, 2001

Current Assets
Cash	$257,422	$578,695
Accounts receivable, less allowance for possible losses of $330,000 and $310,000	6,607,587	5,199,481
Refundable income taxes	58,439	6,562
Inventories:
Finished products	8,363,873	7,674,158
Work in process	445,461	510,156
Raw materials	1,765,693	1,214,020
Prepaid expenses and other assets	102,696	173,316
Future income tax benefits	1,246,146	1,746,146

Total Current Assets	18,847,317	17,102,534

Property and Equipment
Land and improvements	606,581	605,442
Buildings	5,445,273	5,260,541
Machinery and equipment	21,864,628	21,534,183

	27,916,482	27,400,166
Less accumulated depreciation	21,385,488	20,407,093

Net Property and Equipment	6,530,994	6,993,073

Prepaid Pension Asset	2,490,528	2,264,446

Future Income Tax Benefits	5,562,547	5,576,186

Other Assets	147,670	134,731

	$33,579,056	$32,070,970

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets

Liabilities and Stockholders' Equity	September 30, 2002	December 31, 2001

Current Liabilities
Notes payable to banks	$4,200,000	$3,700,000
Accounts payable	2,667,181	1,537,500
Accruals:
Compensation	520,473	439,008
Income taxes	79,868	10,000
Taxes other than income	191,004	147,420
Miscellaneous	235,099	248,632
Current portion of postretirement benefit obligation	959,431	959,431
Current maturities of long-term debt	800,000	3,060,000

Total Current Liabilities	9,653,056	10,101,991

Long-Term Debt, less current maturities	1,335,000	-

Pension and Deferred Compensation Obligations, less current portion	5,081,477	5,109,851

Postretirement Benefit Obligation, less current portion	11,771,979	11,942,100

Other Liabilities	-	59,740

Total Liabilities	27,841,512	27,213,682

Contingency (Note 4)

Stockholders' Equity
Preferred stock, $2 par value, authorized and unissued 500,000 shares	-	-
Common stock, $2 par value, 1,750,000 shares authorized; 761,726 shares issued and outstanding	1,523,452	1,523,452
Additional paid-in capital	217,757	217,757
Retained earnings	8,386,717	7,544,670
Accumulated other comprehensive income (Note 3):
Cumulative foreign currency translation adjustment	(1,087,172)	(1,100,093)
Derivative adjustment	(14,140)	(39,428)
Pension liability adjustment	(3,289,070)	(3,289,070)

Total accumulated other comprehensive income	(4,390,382)	(4,428,591)

Total Stockholders' Equity	5,737,544	4,857,288

	$33,579,056	$32,070,970

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Income

		Three months ended			Nine months ended

September 30,		2002		2001	2002		2001

Net Sales		$8,650,938		$8,227,937	$27,874,118		$26,794,954
Cost of Sales		5,926,189		5,848,661	18,986,410		18,738,008

Gross profit		2,724,749		2,379,276	8,887,708		8,056,946

Operating Expenses
Advertising		50,698		58,675	160,025		163,709
Selling		789,027		727,803	2,300,255		2,331,670
General and administrative		1,553,520		1,350,216	4,737,747		4,128,688

		2,393,245		2,136,694	7,198,027		6,624,067

Operating income		331,504		242,582	1,689,681		1,432,879

Other Expenses (Income)
Interest expense		96,848		168,108	305,617		520,753
Other, net		(4,696)		3,380	(14,983)		(52,700)

		92,152		171,488	290,634		468,053

Income before income tax expense		239,352		71,094	1,399,047		964,826

Income Tax Expense		93,000		36,000	557,000		412,000

Net Income		146,352		35,094	842,047		552,826

Basic Earnings Per Share of Common Stock (Note 2)	$	..20	$	..05	$1.13	$	..74
Diluted Earnings Per Share of Common Stock (Note 2)	$	..19	$	..05	$1.12	$	..74

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30,	2002	2001

Operating Activities
Net income	$842,047	$552,826
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation	1,015,949	1,076,766
Deferred income taxes	500,000	290,000
Gain on sale of property and equipment	-	(1,627)
Change in postretirement benefit obligation	(170,121)	(226,042)
Changes in operating assets and liabilities:
Accounts receivable	(1,403,984)	(658,066)
Refundable income taxes	(52,311)	71,280
Inventories	(1,172,008)	1,187,841
Prepaid expenses and other current assets	70,336	16,471
Other assets	(239,021)	93,087
Accounts payable and accruals	1,258,995	(436,611)

Net cash from operating activities	649,882	1,965,925

Investing Activities
Capital expenditures	(608,193)	(494,737)
Proceeds from sale of property and equipment	59,163	1,627

Net cash for investing activities	(549,030)	(493,110)

Financing Activities
Proceeds from issuance of notes payable to banks	6,300,000	5,700,000
Principal payments on notes payable to banks	(5,800,000)	(7,050,000)
Principal payments on long-term debt	(925,000)	(400,000)

Net cash for financing activities	(425,000)	(1,750,000)

Effect of Exchange Rate Changes on Cash	2,875	(22,312)

Net Decrease in Cash	(321,273)	(299,497)

Cash, beginning of period	578,695	593,763

Cash, end of period	$257,422	$294,266

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$293,783	$693,372
Income taxes, net of refunds	46,506	56,799

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

In the opinion of the management of Hastings Manufacturing Company and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the three months and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001.

The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the expected results for all of 2002.

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

In accordance with Emerging Issues Task Force (EITF) 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, the Company records co-op advertising as a reduction of net sales. In previous years, co-op advertising expenditures were included in advertising costs. For the three months and nine months ended September 30, 2001, $15,164 and $79,193, respectively, have been reclassified to reduce net sales and advertising costs over the amounts previously reported to conform with the current year presentation.

Note 2 - Earnings Per Share

A reconciliation of the numerators and denominators used in the "basic" and "diluted" earnings per share (EPS) calculations follows:

	Three months ended		Nine months ended
September 30,	2002	2001	2002	2001

Numerator:
Net income used for both basic and diluted EPS calculation	$146,352	$35,094	$842,047	$552,826

Denominator:
Weighted average shares outstanding for the period - used for basic EPS calculation	745,046	745,046	745,046	745,046
Dilutive effect of stock options and contingently issuable shares	8,747	-	5,816	-
Weighted average shares outstanding for the period - used for diluted EPS calculation	753,793	745,046	750,862	745,046

Note 3 - Comprehensive Income

Comprehensive income and its components consist of the following:

	Three months ended		Nine months ended
September 30,	2002	2001	2002	2001

Net income	$146,352	$35,094	$842,047	$552,826
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(138,896)	(131,034)	12,921	(169,680)
Derivative adjustment	7,216	(16,385)	25,288	(47,212)
Minimum pension liability adjustment	-	-	-	-

Other comprehensive income (loss)	(131,680)	(147,419)	38,209	(216,892)

Comprehensive income (loss)	$14,672	$(112,325)	$880,256	$335,934

The above $7,216 and $25,288 other comprehensive income, net of tax related to the derivative adjustment for the three months and nine months ended September 30, 2002 are made up of the following components:

	Three months ended		Nine months ended
September 30, 2002	Before Tax	Net of Tax	Before Tax	Net of Tax

Change in fair value of derivative	$(3,180)	$(2,099)	$(11,591)	$(7,650)
Reclassification adjustment to expense	14,114	9,315	49,907	32,938

Other comprehensive income	$10,934	$7,216	$38,316	$25,288

The above $(16,385) and $(47,212) other comprehensive loss, net of tax related to the derivative adjustment for the three months and nine months ended September 30, 2001, are made up of the following components:

	Three months ended		Nine months ended
September 30, 2001	Before Tax	Net of Tax	Before Tax	Net of Tax

Cumulative effect of a change in accounting
principle, as of January 1, 2001	$-	$-	$(6,569)	$(4,336)
Change in fair value of derivative	(39,773)	(26,250)	(83,704)	(55,244)
Reclassification adjustment to expense	14,948	9,865	18,740	12,368

Other comprehensive loss	$(24,825)	$(16,385)	$(71,533)	$(47,212)

Note 4 - Contingency

In April 1997, the Company announced the amendment of its postretirement health benefit plans, principally to adjust the cost-sharing provisions. As a result of these changes, the Company's retirees filed a class-action suit in the United States District Court for the Western District of Michigan on January 24, 2000. The suit alleges that the Company denied class retirees and their dependents certain health insurance benefits to which the retirees had a "vested" right pursuant to the terms of the Company's collective bargaining agreements. Specifically, the retirees dispute the increase in their health insurance deductibles, the increase in required co-pay obligations with respect to their prescription drug cards, and the requirement that they pay a portion of their health insurance premiums. The Company has denied any wrongdoing in this suit, and has defended it vigorously. The Company and the retirees recently entered into a settlement agreement intended to resolve the litigation. The agreement represents a compromise as to the amounts that the retirees and the Company will pay toward the cost of health insurance premiums. The settlement has been tentatively approved by the court, as fair and reasonable to all class members. Retirees have until November 15, 2002 to withdraw from the class and to submit objections to the settlement. As of the date of this Quarterly Report on Form 10-Q, the Company has not received any notice that any retirees have withdrawn from the class or submitted objections to the settlement. A hearing on final court approval of the settlement is scheduled for December 4, 2002. If the court gives final approval to the settlement, the case will be concluded. If the court does not give final approval, the lawsuit will continue. If this case is tried, the Company's ultimate chances of success are uncertain. If the retirees prevail, the Company anticipates that a requirement to provide postretirement benefits at the pre-amendment level would have a material adverse effect on the Company's future financial position, results of operations and cash flows.

Hastings Manufacturing Company and Subsidiaries

Review by Independent Certified Public Accountants

The September 30, 2002 and 2001 condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been reviewed by BDO Seidman, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

2002 Compared to 2001

Net sales in the third quarter of 2002 increased $423,001, or 5.1%, from $8,227,937 in the third quarter of 2001, to $8,650,938. Included in these net sales were commission revenues of $428,674 in the third quarter of 2002 and $110,148 in the third quarter of 2001, which the Company earns in exchange for providing marketing and distribution services for various engine and component manufacturers. Excluding these commission revenues, net sales of products manufactured by the Company increased $104,475, or 1.3%, from $8,117,789 in the third quarter of 2001, to $8,222,264. Net sales for the first nine months of 2002 increased $1,079,164, or 4.0%, from $26,794,954 in the first nine months of 2001, to $27,874,118. Included in these net sales were commission revenues of $301,215 and $1,204,619, respectively. Excluding these commission revenues, net sales of products manufactured by the Company increased $175,760, or 0.7%, from $26,493,739 in the first nine months of 2001, to $26,669,499.

The net sales increase on manufactured products in the third quarter of 2002 reflects a volume increase in the original equipment market, partially offset by volume decreases in the domestic and Canadian aftermarkets. Net sales in the private brand and export markets were relatively flat in the third quarter of 2002 in comparison to the same period in 2001. The increase in the original equipment volume reflects the improved production volume experienced by domestic automotive and light-duty manufacturers. The net sales decreases in the domestic and Canadian aftermarkets reflect continued industry-wide softness in the automotive replacement parts industry. The increase in commission revenues reflects the volume growth observed in marketing and distributing engine component products for other companies. The Company has signed distribution agreements with several engine component manufacturers in the United States and Canada. Under the terms of these agreements, the Company retains a portion of the net product revenues, in the form of commissions, in exchange for providing marketing and distribution services. The Company anticipates that these distribution arrangements will continue to contribute to its future sales and profitability and seeks to enter into similar distribution arrangements with other component manufacturers.

For the first nine months of 2002, net sales of manufactured products increased in the original equipment and export markets. However, these sales were substantially offset by net sales decreases in the domestic and Canadian aftermarkets. Net sales in the private brand market were relatively flat for the first nine months of 2002, in comparison to the same period in 2001. The increase in the original equipment volume is due to the improved production volume noted above. The increase in the export volume reflects the continued broadening of the Company's customer base into new export markets. The decreases in the domestic and Canadian aftermarket volumes are partially due to the industry-wide softness described above. In addition, the decrease in the domestic aftermarket volume reflects significant net sales, in the first nine months of 2001, to a major customer when that customer expanded the line of products that it offers to its customers. Commission revenues for the first nine months of 2002 increased in comparison to the first half of 2001, as detailed above.

2001 Compared to 2000

Net sales in the third quarter of 2001 increased $73,075, or 0.9%, from $8,154,862 in the third quarter of 2000 to $8,227,937. Included in this net sales amount was an increase in commission revenue of $28,446 in the third quarter of 2001, in comparison to the same period in 2000. Excluding this commission revenue increase, net sales of products manufactured by the Company increased $44,629, or 0.6%, for the period noted. Net sales for the first nine months of 2001 decreased $203,446, or 0.8%, from $26,998,400 in the first nine months of 2000, to $26,794,954. Included in this net sales amount was an increase in commission revenue of $96,442 for the first nine months of 2001, in comparison to the same period in 2000. Excluding this commission revenue increase, net sales of products manufactured by the Company decreased $299,888, or 1.1%, from the first nine months of 2000.

The net sales increase in the third quarter of 2001 reflected volume increases in the export and original equipment markets, slightly offset by a volume decrease in the domestic aftermarket. The volumes in the Canadian aftermarket and private brand market were relatively flat for the third quarter of 2001. The net sales increase in the export volume in the third quarter of 2001 reflected the broadening of the Company's customer base into new export markets. The increase in the original equipment volume reflected increased sales to the domestic automotive and light-duty truck manufacturers. The decrease in the domestic aftermarket volume reflected an industry-wide softness in the replacement parts industry.

For the first nine months of 2001, net sales decreases in the private brand and original equipment markets were slightly offset by increases in the export market and domestic aftermarket. The decrease in the private brand volume reflected reduced sales to a specific industry, while the decrease in the original equipment volume was consistent with the decreased production volume of the domestic automotive and light-duty truck manufacturers. The increase in the export volume reflected the broadening of the Company's export customer base. The increase in the domestic aftermarket volume reflected improved sales to a major customer as part of an expansion of the customer's product offerings. The increase in commission revenues reflected the volume growth observed in marketing and distributing engine component products for other companies. Commission revenue increased for both the third quarter and first nine months of 2001 in comparison to the same periods in 2000, as detailed above.

COST OF SALES AND GROSS PROFIT

2002 Compared to 2001

Cost of sales in the third quarter of 2002 increased $77,528, or 1.3%, from $5,848,661 in the third quarter of 2001, to $5,926,189. For the first nine months of 2002, cost of sales increased $248,402, or 1.3%, from $18,738,008 for the first nine months of 2001, to $18,986,410. The gross profit margin on net sales increased for the third quarter of 2002, from 28.9% for the third quarter of 2001, to 31.5%. For the first nine months of 2002, the gross profit margin on net sales also increased, from 30.1% for the first nine months of 2001, to 31.9%. The increase in cost of sales for the third quarter and for the first nine months of 2002 reflects the increase in net sales of manufactured products noted earlier, combined with increased shipping and distribution costs that were incurred in distributing other manufacturers' engine component products. The effect of these additional costs, however, were more than offset by the commission revenue generated from the distribution of these products, and thus contributed to the increased gross profit margin for both periods noted. There was a minimal effect on the gross profit margin from changes made to the Company's individual inventory factors (material, labor and overhead) during the first nine months of 2002.

2001 Compared to 2000

Cost of sales in the third quarter of 2001 increased $38,621, or 0.7%, from $5,810,040 in the third quarter of 2000, to $5,848,661. For the first nine months of 2001, cost of sales decreased $206,156, or 1.1%, from $18,944,164 in the first nine months of 2000, to $18,738,008. The gross profit margin on net sales increased slightly for the third quarter of 2001, from 28.8% for the third quarter of 2000, to 28.9%. Export volume increased in the third quarter and on a year-to-date basis. This volume has traditionally carried a lower gross profit margin (higher cost of sales as a percentage of net sales) than domestic sales due to the lower level of operating expenses (not included in cost of sales) that are required to service that volume. Domestic aftermarket sales, on the other hand, decreased in the third quarter of 2001. Sales in this market have traditionally carried a higher gross profit margin in order to support the higher level of operating expenses (not included in cost of sales) associated with that volume. The negative effect of this sales mix change on the gross profit margin, however, was more than offset by the positive gross profit impact derived from the distribution of other manufacturers' engine component products. For the first nine months of 2001, the gross profit margin on net sales increased, from 29.8% in the first nine months of 2000, to 30.1%. The decreased gross profit margin on sales from the export volume was more than offset by the gross profit margin generated on a nine-month total increase in domestic aftermarket sales, combined with the positive gross profit impact from the distribution of other manufacturers' engine component products. Finally, the gross profit margin was positively affected by the reduction in some of the individual inventory cost factors (material, labor and overhead costs). While material costs remained relatively unchanged from the prior year average, labor costs continued to decrease modestly from the prior year average. This labor cost reduction reflected efficiencies gained through lean manufacturing and a decrease resulting from a work force reduction implemented in the first quarter of 2001. Overhead costs also decreased, reflecting an increased effort by the Company to control the non-fixed portion of these costs.

OPERATING EXPENSES

2002 Compared to 2001

Total operating expenses for the third quarter of 2002 increased $256,551, or 12.0%, from the third quarter of 2001. For the first nine months of 2002, total operating expenses increased $573,960, or 8.7%, from the first nine months of 2001. Advertising costs for the third quarter of 2002 decreased $7,977, or 13.6%, from the third quarter of 2001. For the first nine months of 2002, advertising costs decreased $3,684, or 2.3%, from the first nine months of 2001. These decreases reflect a decline in printed material costs related to the inclusion, in 2001, of a one-time charge for the start-up of the marketing and distribution of Zollner brand pistons, partially offset by an increase in advertising support costs. Selling costs for the third quarter of 2002 increased $61,224, or 8.4%, from the third quarter of 2001. This increase reflects increases in costs associated with sales personnel, sales support and industry trade shows. For the first nine months of 2002, selling costs decreased $31,415, or 1.3%, from the first nine months of 2001. This decrease reflects declines in agents commissions, sales promotion and sales support costs, partially offset by increases in sales personnel costs and industry trade show expenses as discussed above. General and administrative costs for the third quarter of 2002 increased $203,304, or 15.1%, from the third quarter of 2001. For the first nine months of 2002, general and administrative costs increased $609,059, or 14.8%, from the first nine months of 2001. These increases primarily reflect increases in general personnel and personnel support costs, combined with a smaller increase in property insurance costs. These increases were offset slightly by decreases in group health insurance costs and the provision for doubtful accounts receivable. The increase for the first nine months of 2002 also reflects $122,000 of severance payments to terminated employees. There were no severance payments made during the third quarter of 2002, nor are any further severance payments expected for the remainder of 2002.

2001 Compared to 2000

Total operating expenses for the third quarter of 2001 decreased $17,025, or 0.8%, from the third quarter of 2000. For the first nine months of 2001, total operating expenses decreased $72,933, or 1.1%, from the first nine months of 2000. Advertising costs for the third quarter of 2001 increased $5,145, or 9.6%, from the third quarter of 2000. For the first nine months of 2001, advertising costs increased $17,045, or 11.6%, from the first nine months of 2001. These increases reflected an increase in printed material costs, partially offset by a decrease in advertising support costs. The increase in printed material costs related to a one-time charge for the start-up of the marketing and distribution of Zollner brand pistons. Selling costs for the third quarter of 2001 decreased $17,532, or 2.4%, from the third quarter of 2000. This decrease reflected a decline in various selling support and sales personnel costs. For the first nine months of 2001, selling costs increased $2,065, or 0.1%, from the first nine months of 2000. This slight increase reflected an increase in agents' commissions and salesmen's travel, largely offset by decreases in various selling support and sales personnel costs. General and administrative costs for the third quarter of 2001 decreased $4,638, or 0.3%, from the third quarter of 2000. For the first nine months of 2001, general and administrative costs decreased $92,043, or 2.2%, from the first nine months of 2000. These decreases reflected declines in various general support and personnel costs resulting from the cost containment measures implemented by the Company during the first quarter of 2001. These cost decreases were slightly offset by an increase in the provision for doubtful accounts receivable, which resulted from the Chapter 11 (reorganization) bankruptcy protection sought by several of the Company's customers.

OTHER EXPENSES

2002 Compared to 2001

Other expenses netted to $92,152 for the third quarter of 2002, compared to $171,488 for the third quarter of 2001. This decrease reflects a significantly lower interest expense, combined with a lower other, net expense (income) in 2002. The decrease in interest expense reflects the reduced short-term interest rates in effect in 2002 compared to 2001, combined with reduced interest expense on the amortization of the Company's long-term debt. The other, net item primarily reflects the expense (income) derived for the Company's investment in its Casite joint venture. For the first nine months of 2002, other expenses netted to $290,634 versus a net expense of $468,053 in the first nine months of 2001. The decrease in interest expense reflects the items discussed above. The other, net item reflects the income derived from the Casite joint venture, combined with the inclusion, in 2001, of a gain recognized on the sale of stock holdings received from one of the Company's pension fund administrators. These holdings were received when the administrator converted from a mutual structure to a stock-based structure.

2001 Compared to 2000

Other expenses netted to $171,488 for the third quarter of 2001, compared to $148,772 for the third quarter of 2000. This increase primarily reflected the other, net expense, in 2001, derived from the Company's investment in its Casite joint venture, combined with the inclusion, in the third quarter of 2000, of the income associated with a gain on the sale of excess production equipment. For the first nine months of 2001, other expenses netted to $468,053 versus a net expense of $456,543 in the first nine months of 2000. This increase reflected higher interest expense in 2001 related to the increased short-term line utilization during the first quarter of 2001. The interest expense was comparable to 2000 levels for the second and third quarters of 2001, as cash flow improved during that time period, resulting in less reliance on the short-term lines of credit. The higher interest expense in 2001 was partially offset by other, net income derived from the year-to-date earnings from the Casite joint venture, combined with the income derived from the gain recognized on the sale of stock holdings, as described above.

TAXES ON INCOME

The 2002 and 2001 effective tax rates of 39.8% and 42.7%, respectively, are higher than the domestic statutory federal tax rate of 34.0% due primarily to the impact of various state income taxes and the impact of a higher statutory rate applicable to the earnings of the Canadian subsidiary.

As of September 30, 2002, the Company recorded net deferred income tax assets of $6,808,693. The major components of those assets are the tax effects of the net operating loss carryforwards and net accrued retirement and postretirement benefit obligations. The realization of these recorded benefits is dependent upon the generation of future taxable income. Management believes that it is more likely than not that adequate levels of future taxable income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations and the remaining net deductible temporary differences. However, based on the net operating loss carryforwards at September 30, 2002 (which must be utilized before foreign tax credit carryforwards can be utilized), management believes that it is more likely than not that the foreign tax credit carryforwards will go unutilized prior to their expiration. As a result, a valuation allowance has been recorded for the total foreign tax credits of $59,467 at September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements continue to be for operating expenses such as labor costs and for the funding of inventory, accounts receivable and capital expenditures. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. The Company believes that the cost containment measures implemented in 2001, as discussed below, will continue to have a positive impact on its remaining 2002 financial results. The Company also expects a continued positive financial impact from the marketing and distribution agreements noted earlier. These two items should allow the Company to generate sufficient cash from operations to assist in satisfying the Company's cash requirements. In late May 2002, the Company's loan agreement with its primary lender relating to its short-term and long-term borrowings was amended. This amended loan agreement will also assist the Company in fulfilling its cash requirements. Total short-term lines available to the Company as of September 30, 2002 totaled $6,450,000, of which $2,250,000 was unused.

During the first nine months of 2002, the Company generated $649,882 of net cash from operating activities. The realized net income and depreciation, combined with a decrease in deferred income taxes and an increase in accounts payable and accruals, were partially offset by increases in accounts receivable, inventories and other assets, and a decrease in the postretirement benefit obligation. The decrease in deferred income taxes reflects the utilization of a portion of the net operating loss carryforward based on earnings for the first nine months. The increase in accounts payable and accruals and the increase in accounts receivable primarily reflect the terms associated with the marketing and distribution agreements noted earlier. Under the terms of the agreements, the Company bills the customer and records a receivable for the gross sales amount of the products covered under the agreement. The Company is responsible for collecting the gross sales amount. The Company then nets the gross sales amount down to the earned commission amount that it receives for performing the marketing and distribution services by recording a payable to the engine component manufacturers that are parties to those agreements. The change in the accounts payable and accruals also includes an increase in the compensation accrual, partially offset by a decrease in the miscellaneous accrual. The increase in the compensation accrual primarily reflects additional accrued general personnel costs. The decrease in the miscellaneous accrual reflects a large payment made during the first half of the year for the December 31, 2001 workers' compensation liability, slightly offset by the recognition, through the first nine months of this year, of the expected workers' compensation liability for 2002. This decrease in the miscellaneous accrual was partially offset by the reclassification of the fair value of the Company's interest rate swap agreement due to expire on June 30, 2003. The increase in inventories represents a planned increase in the Company's inventories to certain levels. The increase in other assets reflects the funding of one of the Company's defined benefit pension plans to certain actuarial levels. The decrease in the postretirement benefit obligation reflects the excess of actual postretirement benefit claims paid over the actuarially determined annual expense. The investing activities for the first nine months of 2002 reflect the Company's continued support of its lean manufacturing environment, combined with capital expenditures for the modernization of the Company's main distribution center. The investing activities also reflect proceeds from the sale of excess plant equipment. The financing activities for the first nine months of 2002 reflect the working capital requirements that were primarily needed to fund the operating activity items noted above. The financing activities also reflect the principal payments required under the Company's term loan agreement, combined with a required $325,000 prepayment of long-term debt borrowings, during the first quarter of 2002, pertaining to the sale of the Company's non-business related real property in November 2001.

On February 22, 2001, the Company announced that it had instituted a series of cost-containment measures in an effort to reduce its operating expenses and improve its profitability and cash position. The cost-containment measures were in response to a continued softness in the domestic piston ring aftermarket and a downturn in the original equipment market. The cost-containment measures consisted of reductions in the salaried and hourly workforces and identification of reductions in various non-payroll related expenses. At the time, the Company also announced an indefinite suspension of its regular quarterly cash dividend and identified certain assets for possible future sale in an effort to further improve its cash position. As noted above, the Company sold its non-business related real property, and it also amended its loan agreement with its primary lender. One of the amendments permitted the Company to pay up to $250,000 of dividends in any twelve-month period, subject to compliance with the loan agreement and applicable law. Based on a review of expected cash requirements for the fourth quarter of this year, the Board of Directors decided not to pay a cash dividend in the fourth quarter of 2002. While the Company may resume paying dividends, future decisions regarding the payment of cash dividends will depend on the Company's earnings, financial condition, plans and prospects.

In late March 2001, the Company's loan agreement with its primary lender relating to its short-term and long-term borrowings was amended. The primary changes to the loan agreement were detailed in Note 3 to the Company's December 31, 2001 Consolidated Financial Statements included in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

During the first nine months of 2001, the Company generated $1,965,925 of net cash from operating activities. The realized net income, depreciation and decreases in deferred income taxes and inventories were partially offset by an increase in accounts receivable and decreases in accounts payable and accruals and the postretirement benefit obligation. The decrease in deferred income taxes reflected the utilization of a portion of the net operating loss carryforward based on earnings for the first nine months, combined with the tax effect of certain inter-company transactions. The decrease in inventories reflected a planned reduction in the Company's inventory to certain levels, combined with the shortfall of production output versus customer demand during the first half of 2001. Production output aligned with customer demand during the third quarter of 2001. The increase in accounts receivable reflected the timing of customer sales and the related payment terms associated with those sales. The decrease in accounts payable and accruals was due to several large payments being made over the first nine months of the year on year-end accruals for interest and general accounts payable, partially offset by increases in current year accruals for compensation, taxes other than income and miscellaneous payables. The decrease in the postretirement benefit obligation reflected the excess of actual postretirement benefit claims paid over the actuarially determined annual expense. The investing activities for the first nine months of 2001 primarily reflected the Company's continued support of its lean manufacturing environment. The financing activities for the first nine months of 2001 reflected the working capital requirements that were primarily needed to fund its operating activity items. The financing activities also reflected the principal payments under the amended loan agreement, as well as the restriction of paying dividends and repurchasing the Company's common stock, in accordance with the amended loan agreement.

As noted earlier in this discussion, the Company believes that the cost containment measures implemented in 2001 will continue to have a positive impact on the remaining 2002 financial results. The Company also expects a continued positive financial impact from the marketing and distribution agreements described above. Also, as noted earlier, the Company has observed sales increases in several of its markets, and the Company anticipates future positive sales results from those same markets. In June 2002, the Company signed an agreement with Intraco Corporation to market Hastings piston rings and related products in Central and South America and the Middle East. The Company believes that this agreement will further increase its market share in these export markets. With these anticipated sales improvements, combined with the cost containment measures and the expected positive financial impact of the marketing and distribution agreements, the Company anticipates that operations (which will be subject to minimal current cash outflows for U.S. income taxes due to the utilization of net operating loss carryforwards), in combination with the balancing of available short-term lines of credit, will generate cash flows sufficient to funds its working capital requirements through the remainder of 2002.

LITIGATION CONTINGENCY

In April 1997, the Company announced the amendment of its postretirement health benefit plans, principally to adjust the cost-sharing provisions. As a result of these changes, the Company's retirees filed a class-action suit in the United States District Court for the Western District of Michigan on January 24, 2000. The suit alleges that the Company denied class retirees and their dependents certain health insurance benefits to which the retirees had a "vested" right pursuant to the terms of the Company's collective bargaining agreements. Specifically, the retirees dispute the increase in their health insurance deductibles, the increase in required co-pay obligations with respect to their prescription drug cards, and the requirement that they pay a portion of their health insurance premiums. The Company has denied any wrongdoing in this suit, and has defended it vigorously. The Company and the retirees recently entered into a settlement agreement intended to resolve the litigation. The agreement represents a compromise as to the amounts that the retirees and the Company will pay toward the cost of health insurance premiums. The settlement has been tentatively approved by the court, as fair and reasonable to all class members. Retirees have until November 15, 2002 to withdraw from the class and to submit objections to the settlement. As of the date of this Quarterly Report on Form 10-Q, the Company has not received any notice that any retirees have withdrawn from the class or submitted objections to the settlement. A hearing on final court approval of the settlement is scheduled for December 4, 2002. If the court gives final approval to the settlement, the case will be concluded. If the court does not give final approval, the lawsuit will continue. If this case is tried, the Company's ultimate chances of success are uncertain. If the retirees prevail, the Company anticipates that a requirement to provide postretirement benefits at the pre-amendment level would have a material adverse effect on the Company's future financial position, results of operations and cash flows.

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

Anticipated future sales are subject to competitive pressures from many sources. As an example, future sales could be affected by consolidation within the automotive replacement parts industry, whereby the Company could lose sales due to a competitor purchasing all of the assets of a current customer of the

Company. The Company's sales volume to the original equipment market depends on the production volume experienced by domestic automotive and light-duty manufacturers. Future sales could also be affected by current and future political and economic factors in the foreign markets where the Company conducts business. Furthermore, while the Company's net sales are increasingly dependent on providing marketing and distribution services for various engine and component manufacturers, these arrangements may not be as successful as the Company anticipates due to factors beyond the Company's control, such as market perception of these manufacturers and their products and general economic conditions.

Cost of sales and operating expenses may be adversely affected by unexpected costs associated with various issues. For example, future cost of sales could be affected by unexpected expenses related to the future maintenance of a lean manufacturing environment. Future operating expenses could also be affected, for example, by such items as unexpected large claims within the Company's self-funded group health insurance plan, increased retiree health insurance claim exposure as a result of an adverse court ruling on the current retiree health issue, or bad debt expenses related to deterioration in the creditworthiness of a customer or customers. Furthermore, the Company's cost-containment measures described above may not be as effective as the Company anticipates.

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

The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. The Company is exposed to interest rate changes primarily as a result of its variable rate lines of credit used to finance its short-term working capital needs and for general corporate purposes. Of the $6,450,000 total short-term lines available to the Company at September 30, 2002, $4,200,000 was outstanding. Management does not believe that fluctuations in interest rates in the near future will have a material impact on the Company's consolidated financial statements taken as a whole.

With respect to its variable rate long-term borrowings, the Company has entered into an interest rate swap agreement essentially to fix the interest rate on $990,000 of the total $2,135,000 outstanding borrowings at September 30, 2002. The Company does not use derivative financial instruments for trading purposes.

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

Item 4.	Controls and Procedures

The Company's Chief Executive Officer and its Vice President of Corporate Administration, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of pending litigation involving the Company, see Note 4 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is here incorporated by reference.

Item 6.	Exhibits and Reports on Form 8-K

          (a)          Exhibits

Exhibit Number

3(a)	Amended Articles of Incorporation of Hastings Manufacturing Company, filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 1998, are here incorporated by reference.

3(b)	Bylaws of Hastings Manufacturing Company, as amended to date, filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000, are here incorporated by reference.

4(a)

NBD Bank Amended and Restated Letter Agreement for $6,600,000 Term Loan and $3,000,000 Credit Authorization to Make Revolving Credit Loans and Issue Letters of Credit dated August 28, 1998, filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 1998, is here incorporated by reference.

4(b)

First Amendment to Amended and Restated Letter Agreement, dated November 11, 1999 between Hastings Manufacturing Company and Bank One, Michigan (formerly NBD Bank), filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 1999, is here incorporated by reference.

4(c)

Second Amendment to Amended and Restated Letter Agreement, dated March 30, 2000, between Hastings Manufacturing Company and Bank One (formerly NBD), filed as exhibit to Quarterly Report on Form 10-Q for the period ended March 31, 2000, is here incorporated by reference.

4(d)

Third Amendment to Amended and Restated Letter Agreement, dated October 31, 2000, between Hastings Manufacturing Company and Bank One (formerly NBD), filed as exhibit to Annual Report on Form 10-K for the year ended December 31, 2000, is here incorporated by reference.

4(e)

Fourth Amendment to Amended and Restated Letter Agreement, dated March 21, 2001, between Hastings Manufacturing Company and Bank One (formerly NBD), filed as exhibit to Annual Report on Form 10-K for the year ended December 31, 2000, is here incorporated by reference.

4(f)

Fifth Amendment to Amended and Restated Letter Agreement, dated May 31, 2002, between Hastings Manufacturing Company and Bank One (formerly NBD), filed as exhibit to Quarterly Report on Form 10-Q for the period ended June 30, 2002, is here incorporated by reference.

4(g)

Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 1998, is here incorporated by reference.

4(h)

Business Loan Agreement, dated as of January 24, 2002, between Hastings Manufacturing Company and Hastings City Bank, filed as exhibit to Annual Report on Form 10-K for the year ended December 31, 2001, is here incorporated by reference.

4(i)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-A filed February 15, 1996, is here incorporated by reference.

15	Letter Regarding Unaudited Interim Financial Information.

          (b)          The Company filed the following Current Report on Form 8-K during the quarter ended September 30, 2002.

Date of Report	Filing Date	Item(s) Reported

July 30, 2002	July 30, 2002

This Form 8-K included a press release that reported the Company's financial results for the quarter ended June 30, 2002. The press release included summary consolidated income statement data for the quarters and six-month periods ended June 30, 2002 and 2001.

          This Form 8-K was furnished pursuant to Regulation FD and is considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASTINGS MANUFACTURING COMPANY

Date: November 12, 2002	/s/ Thomas J. Bellgraph
Thomas J. Bellgraph Vice-President of Corporate Administration (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Mark R.S. Johnson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hastings Manufacturing Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Mark R.S. Johnson
Mark R.S. Johnson Chief Executive Officer

I, Thomas J. Bellgraph, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hastings Manufacturing Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Thomas J. Bellgraph
Thomas J. Bellgraph Vice-President of Corporate Administration (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number

3(a)	Amended Articles of Incorporation of Hastings Manufacturing Company, filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 1998, are here incorporated by reference.

3(b)	Bylaws of Hastings Manufacturing Company, as amended to date, filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000, are here incorporated by reference.

4(a)

NBD Bank Amended and Restated Letter Agreement for $6,600,000 Term Loan and $3,000,000 Credit Authorization to Make Revolving Credit Loans and Issue Letters of Credit dated August 28, 1998, filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 1998, is here incorporated by reference.

4(b)

First Amendment to Amended and Restated Letter Agreement, dated November 11, 1999 between Hastings Manufacturing Company and Bank One, Michigan (formerly NBD Bank), filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 1999, is here incorporated by reference.

4(c)

Second Amendment to Amended and Restated Letter Agreement, dated March 30, 2000, between Hastings Manufacturing Company and Bank One (formerly NBD), filed as exhibit to Quarterly Report on Form 10-Q for the period ended March 31, 2000, is here incorporated by reference.

4(d)

Third Amendment to Amended and Restated Letter Agreement, dated October 31, 2000, between Hastings Manufacturing Company and Bank One (formerly NBD), filed as exhibit to Annual Report on Form 10-K for the year ended December 31, 2000, is here incorporated by reference.

4(e)

Fourth Amendment to Amended and Restated Letter Agreement, dated March 21, 2001, between Hastings Manufacturing Company and Bank One (formerly NBD), filed as exhibit to Annual Report on Form 10-K for the year ended December 31, 2000, is here incorporated by reference.

4(f)

Fifth Amendment to Amended and Restated Letter Agreement, dated May 31, 2002, between Hastings Manufacturing Company and Bank One (formerly NBD), filed as exhibit to Quarterly Report on Form 10-Q for the period ended June 30, 2002, is here incorporated by reference.

4(g)

Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 1998, is here incorporated by reference.

4(h)

Business Loan Agreement, dated as of January 24, 2002, between Hastings Manufacturing Company and Hastings City Bank, filed as exhibit to Annual Report on Form 10-K for the year ended December 31, 2001, is here incorporated by reference.

4(i)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-A filed February 15, 1996, is here incorporated by reference.

15	Letter Regarding Unaudited Interim Financial Information.