Form 10-K
period 2002-12-31
HASTINGS MANUFACTURING CO
filed 2003-03-31
CIK 46109

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________

Commission File Number 1-3574

HASTINGS MANUFACTURING COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-0633740 (I.R.S. Employer Identification No.)

325 North Hanover Street Hastings, Michigan (Address of Principal Executive Offices)	49058 (Zip Code)

Registrant's telephone number, including area code: (616) 945-2491

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $2.00 par value	American Stock Exchange

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
Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based on the last sales price of such stock on the American Stock Exchange on June 28, 2002 (the last business day of the registrant's most recently completed second fiscal quarter), was $4,567,203.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 25, 2003:

Common Stock - $2 par value          762,446 Shares

Documents and Information Incorporated by Reference

Part III, Items 10, 11, 12 and 13         Proxy Statement for Annual Meeting to be held May 20, 2003

FORWARD-LOOKING STATEMENTS

          With the exception of historical matters, the matters discussed in this Form 10-K include forward-looking statements that describe plans, objectives, goals, expectations or projections of Hastings Manufacturing Company (the Company). These forward-looking statements are identifiable by words or phrases indicating that the Company or management "expects," "anticipates," "projects," "plans" or "believes" that a particular event or result "may occur," "should occur," "will likely occur" or "may possibly occur" in the future, or that an event or result is "probable," "more likely than not" or "less likely than not," or similar statements. In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this commentary, there are many important factors that could cause actual results to be materially different from the Company's current expectations.

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

          Cost of sales and operating expenses may be adversely affected by unexpected costs associated with various issues. For example, future cost of sales could be affected by unexpected expenses related to the future maintenance of a lean manufacturing environment. Future operating expenses could also be affected, for example, by such items as unexpected large claims within the Company's self-funded group health insurance plan or bad debt expenses related to deterioration in the credit worthiness of a customer or customers. Furthermore, the economies of scale and operating results actually realized from the Company's March 2003 acquisition of Ertel Manufacturing Corporation of Canada, Ltd., as discussed under the heading "Liquidity and Capital Resources" in Item 7 of this Form 10-K, may not be at the level anticipated by the Company.

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

PART I

Item 1.	Business.

          The Company is a Michigan corporation organized in 1929 with its headquarters and U.S. manufacturing facilities and distribution base in Hastings, Michigan.

          The Company is primarily a manufacturer of piston rings for automotive and light truck applications for the replacement market. The Company also manufactures some of its piston ring products for original equipment applications. To a lesser extent, the Company sells automotive mechanics' specialty tools. In March 2001, the Company began marketing and distributing engine component products for other manufacturers. Currently, the Company markets and distributes Zollner brand pistons and ACL brand engine bearings, gaskets and import application pistons into the U.S. and Mexican aftermarkets. The Company also markets additives for engines, transmissions and cooling systems through its 50% owned Casite Intraco, LLC joint venture. This joint venture does business as The Casite Company. The net sales of the joint venture have remained fairly flat over the past few years and the joint venture has not had a material impact on the Company's profitability. All of the above products, with the exception of Zollner brand pistons, are currently offered in Canada, where they are produced and/or packaged and distributed by the Company's Canadian subsidiary, Hastings, Inc., located in Barrie, Ontario. In addition, Hastings, Inc. distributes engine components for several other manufacturers whose products are not distributed by the Company in the U.S. Hastings, Inc. is also directly responsible for all of the specialty tool packaging and distribution throughout the Canadian, U.S. and foreign markets. As detailed in Note 13 to the Consolidated Financial Statements (included in Item 8 below), Hastings, Inc. acquired 100 percent of the outstanding shares of Ertel Manufacturing Corporation of Canada, Ltd. (Ertel) in March 2003. The Company anticipates that this acquisition will have a positive impact on its future operating results.

          The Company distributes all of the products noted above through numerous auto parts jobbers and warehouse distributors for sale primarily in the automotive replacement markets throughout the U.S. and Canada. These products are also distributed nationally and internationally through numerous large-scale engine rebuilders and various retailer outlets. Total net sales of replacement products have increased as a result of the marketing and distribution arrangements noted above. As stated in Note 1 to the Consolidated Financial Statements (included in Item 8 below), the Company reported net sales in the form of commissions from these marketing and distribution activities of $1,557,932, $462,169 and $293,732 for the years ended December 31, 2002, 2001 and 2000, respectively. With the continued maturation of these distribution relationships, the Company anticipates a favorable acceleration in this commission revenue through 2003. The Company also sells, on a limited basis, private brand piston ring sets to certain customers under the customers' brand names.

          The Company distributes the majority of its export sales on a country-direct basis. The Company employs a full-time export sales representative dedicated to the Central and South American markets, while utilizing sales agents for other export markets. Volumes in the export arena strengthened through 2002. However, the Company has observed a slight reduction in net sales in various export markets in early 2003, in comparison to the same period in 2002, due to the political and economic instability present in those markets.

          Manufacturing demands required to support sales increases in the late 1990s revealed certain operating constraints within the Company's manufacturing capabilities. In recognition of those constraints, in 1998 the Company began the implementation of lean manufacturing principles, including the conversion to a cellular approach for many of the manufacturing processes. (Lean manufacturing refers to a discipline of arranging the workflow in such a manner as to minimize or eliminate any waste of materials or labor.) This conversion has resulted in production efficiencies through both reduced product lead times and capacity improvements. This conversion process remains in place and now includes a doctrine of continuous improvement as the Company further refines its initial lean manufacturing practices. The Company remains firmly committed to lean manufacturing principles with its related operating cost advantages.

          Through the mid-1990s, the Company made substantial strides in its quality and business control operations. The Company's commitment to these initiatives was rewarded with QS-9000 and ISO-9002 quality registrations in July 1997. In February 1999, following several successful follow-up audits, the Company was recommended for upgrade to ISO-9001, thus giving recognition to its product design capabilities. In December 2002, the Company received ISO-14001 registration, which recognizes the Company's success in implementing an environmental management system. Finally, the Company is currently working toward achieving ISO/TS16949 registration, in support of its on-going commitment to a superior quality system.

          The markets for the Company's products are highly competitive. The principal methods of competition in the industry are price, service, product performance and product availability. The Company has two principal competitors in the piston ring market. The Company ranks among the three largest domestic producers of replacement piston rings. The Company is unable to state with certainty its competitive position in its other markets, but believes that it has relatively small market shares in the original equipment manufacturer and export markets. The Company's commitment to its recent complementary product offerings through its alliance agreements is anticipated to strengthen its market presence through the leveraging of its marketing and distribution capabilities.

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

          The Company's sales are made to many customers and are not dependent upon a single customer or a few customers. As stated in Note 11 to the Consolidated Financial Statements (included in Item 8 below), net sales to one customer (DaimlerChrysler AG), however, represented approximately $4,171,000 (11.6%), $3,747,000 (10.8%) and $4,027,000 (11.5%) of the Company's consolidated sales for 2002, 2001 and 2000, respectively.

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

          As of December 31, 2002, the Company and its subsidiaries had a total employment of 413 employees, of which 342 are covered under a collective bargaining agreement that expires in February 2004. The Company is in discussion with the appropriate parties to ensure a new agreement is executed prior to the expiration of the existing agreement. Employee relations at both of the Company's plant locations are considered to be satisfactory.

          While the Company maintains operations in Canada, management does not believe that there are any unusual risks attendant to the Company's foreign operations. The Company's products are sold worldwide. Financial information regarding the Company's geographic sales and long-lived assets is included in Note 11 to the Consolidated Financial Statements contained in Item 8 below. As discussed in Note 1 to the Consolidated Financial Statements (included in Item 8 below), the Company has two operating segments, U.S. operations and Canadian operations, based on management's geographic reporting responsibilities. Because management believes aggregation of its two operating segments is consistent with the objective and basic principles of Statement of Financial Accounting Standards (SFAS) No. 131, financial information regarding the Company's operating segments has been aggregated for financial reporting purposes.

Item 2.	Properties.

          The general offices and manufacturing and distribution plant, which produces and distributes both piston rings and the supplemental product offerings described in Item 1 above, are owned by the Company and are located at 325 North Hanover Street, Hastings, Michigan. This facility consists of approximately 260,000 square feet of production space, 154,000 square feet of available warehouse space and 35,000 square feet of office space. As of year-end, production and distribution levels within this facility were at approximately 60% and 40% of capacity, respectively.

          The Company's wholly owned Canadian subsidiary, Hastings, Inc., located in Barrie, Ontario, owns and operates manufacturing and warehouse facilities for piston rings, additives and mechanics' specialty tools and for the distribution of other U.S.-based suppliers into the Canadian market. This facility includes approximately 65,000 square feet of production and warehouse space and 4,000 square feet of office space. As of year-end, production and distribution levels within this facility were at approximately 30% and 40% of capacity, respectively.

          As described in Item 1 above, the Company's Canadian subsidiary, Hastings, Inc., acquired Ertel Manufacturing Corporation of Canada, Ltd. in March 2003. Ertel distributes internal engine parts through a network of leased distribution centers throughout Canada. It has no manufacturing facilities and its owned real property is insignificant.

Item 3.	Legal Proceedings.

          In December 2002, the Company announced that it had reached a court-approved settlement in a lawsuit filed three years ago by retirees of the Company. The lawsuit had been filed as a result of the April 1997 amendment of the Company's postretirement benefit plans. The original class-action suit, filed on January 24, 2000 in the Western District of Michigan, alleged that the Company denied class retirees and their dependents certain health insurance benefits to which the retirees had a "vested" right pursuant to the terms of the Company's collective bargaining agreements. Specifically, the retirees disputed the increase in their health insurance deductibles, the increase in required co-pay obligations with respect to their prescription drug cards and the requirement that they pay a portion of their health insurance premiums. The Company denied any wrongdoing in the suit and defended it vigorously. The settlement agreement, which resulted in an amendment to the Company's postretirement benefit plans effective June 1, 2002, represents a compromise as to the amounts that the retirees and the Company will pay toward the cost of health insurance premiums. See Note 6 to the Consolidated Financial Statements included in Item 8 below for details regarding the accounting for the settlement and the estimated effects on current and future operations.

          In the normal course of business, the Company is a named party in various environmental matters, as well as routine litigation incidental to its business. In the opinion of management, disposition of these items will not have a material impact on the Company's results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

          No matter was submitted during the fourth quarter of 2002 to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for the Registrant's Common Equity and Related Shareholder Matters.

          The Company's common stock is traded on the American Stock Exchange (ticker symbol HMF). On March 25, 2003, there were 762,446 outstanding shares and the number of record shareholders (excluding participants in security position listings) was 231.

          The following table sets forth the high and low sale prices for the Company's common stock for the periods indicated, all as reported by the American Stock Exchange:

	High	Low
Year Ended December 31, 2002:
First Quarter	$6.80	$5.05
Second Quarter	15.70	5.40
Third Quarter	13.25	8.12
Fourth Quarter	11.65	8.30

Year Ended December 31, 2001:
First Quarter	$6.10	$4.75
Second Quarter	5.01	4.90
Third Quarter	8.29	4.95
Fourth Quarter	5.60	5.00

          Effective February 22, 2001, the Company suspended indefinitely its regular quarterly cash dividend of $.05 per share in light of soft market conditions and a slowdown in sales of its core automotive products. In accordance with the terms of the Company's loan agreement with its primary lender, as amended March 21, 2001, the Company was prohibited from paying dividends through the revised loan agreement maturity date of May 30, 2002. Therefore, no dividends were paid during 2001. In late May 2002, the loan agreement was further amended with regard to the Company's short-term and long-term borrowings. This amendment allows for the payment of cash dividends up to predetermined limits. Based on a review of future cash requirements, the Company's Board of Directors elected not to pay cash dividends during 2002 and the first quarter of 2003. Future decisions regarding the payment of cash dividends will depend on the Company's earnings, financial condition, plans and prospects.

          The Company made no unregistered sales of any of its securities during 2002.

          See Item 12 below for certain information concerning the Company's equity compensation plans.

Item 6.	Selected Financial Data.

	2002	2001(3)	2000	1999	1998
Net Sales(1)	$35,827,001	$34,794,734	$35,146,234	$37,308,103	$39,415,193
Net Income (Loss)	504,758	1,047,545	(459,156)	326,770	1,730,427
Basic Earnings (Loss) per Share	.68	1.41	(.61)	.42	2.24
Diluted Earnings (Loss) per Share	.67	1.41	(.61)	.42	2.24
Long-Term Debt	1,135,000	-	3,060,000	3,660,000	4,620,000
Total Assets(2)	31,123,822	29,806,524	31,262,541	33,302,837	33,512,812
Dividends per Share	-	-	.29	.32	.315
Average Shares Outstanding:
Basic	745,046	745,046	748,653	775,046	771,496
Diluted	751,345	745,046	748,653	775,046	772,694

__________________________________

(1)

As discussed in Note 1 to the Consolidated Financial Statements included in Item 8 below, net sales for 2000, 1999 and 1998 have been reclassified to reflect the 2001 change in classification of co-op advertising expenses. Net sales for 1999 and 1998 have been reclassified to reflect the 2000 change in classification of shipping and handling revenues and costs to the Company's current policy as described in Note 1. Prior to the adoption of this policy, shipping and handling revenues and costs were included in net sales on a net basis.

(2)

As discussed in Note 5 to the Consolidated Financial Statements included in Item 8 below, total assets for the years 1998 through 2001 have been reduced to reflect the 2002 change in classification of the Company's prepaid pension asset.

(3)	The 2001 data includes a $714,279 pre-tax ($471,424 after tax) gain on sale of the Company's non-business related real property.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

          For the year ended December 31, 2002, the Company earned a net profit of $504,758, compared to a net profit of $1,047,545 in 2001. This decreased profitability was the result of various factors, each of which is more fully described below. The more significant factors include: (1) increased retiree medical costs associated with the amendment of the Company's postretirement benefit plans resulting from the settlement of the retirees' class-action lawsuit in December 2002, (2) increased general and administrative costs, including property insurance, legal and professional fees and the provision for doubtful accounts and (3) the absence of the 2001 gain on sale of the Company's non-business related real property. These factors were partially offset by (1) an increase in net commission revenue associated with the marketing and distribution of engine component products for other companies and (2) reduced interest expense.

RESULTS OF OPERATIONS

NET SALES

2002 Compared to 2001

          Net sales for 2002 increased $1,032,267, or 3.0%, from $34,794,734 in 2001 to $35,827,001. Included in these net sales for 2002 and 2001, respectively, were commission revenues of $1,557,932 and $462,169, which the Company earns in exchange for providing marketing and distribution services for various engine and component manufacturers. Additional discussion regarding these services is provided at the end of this "Net Sales" section. Excluding these commission revenues, net sales of products manufactured by the Company were comparable for both years, with a slight decrease of $63,496, or 0.2%, from $34,332,565 in 2001, to $34,269,069. The increase in commission revenues reflects the growth in volume, in 2002, associated with the companies that had marketing and distribution agreements in place as of December 31, 2001, combined with the commission revenue generated through the Automotive Components Limited (ACL) agreement that began in the first quarter of 2002. The slight decrease in net sales of manufactured products reflects volume decreases in the domestic and Canadian aftermarkets, largely offset by volume increases in the original equipment and export markets. Net sales in the private brand market were relatively flat in 2002 in comparison to 2001. The net sales decreases in the domestic and Canadian aftermarkets reflect a continued industry-wide softness in the automotive replacement parts industry. The increase in the original equipment volume reflects the improved production volume experienced by domestic automotive and light-duty manufacturers through most of 2002 in comparison to 2001. The increase in the export volume reflects the continued broadening of the Company's customer base into new export markets.

          Net sales in the fourth quarter of 2002 were comparable to 2001, with a slight decrease of $46,897, or 0.6%, from 2001 fourth quarter net sales of $7,999,780 to fourth quarter net sales of $7,952,883 in 2002. Included in these net sales for the fourth quarter of 2002 and 2001, respectively, were commission revenues of $353,313 and $160,954. Excluding these commission revenues, net sales of products manufactured by the Company decreased $239,256, or 3.1%, in the fourth quarter of 2002 in comparison to the same period in 2001. The increase in commission revenues reflects the maturation of the marketing and distribution agreements noted above. The net sales decrease in manufactured products reflects volume decreases in the domestic and Canadian aftermarkets, slightly offset by an increase in export volume. Net sales in the private brand and original equipment markets were relatively flat in the fourth quarter of 2002 in comparison to the same period in 2001. The net sales decreases in the domestic and Canadian aftermarkets reflect the industry-wide softness in these markets, as discussed above. The export volume increase reflects the broadening of the Company's customer base, as also discussed above. Original equipment volume growth slowed in the fourth quarter of 2002, mirroring the slowing growth observed by the domestic automotive and light-duty manufacturers in the same period.

2001 Compared to 2000

          Net sales for 2001 decreased $351,500, or 1.0%, from 2000. Included in these net sales was an increase in commission revenue of $168,437 in 2001, in comparison to 2000. Excluding this commission revenue increase, net sales of products manufactured by the Company decreased $519,937, or 1.5%, in 2001, in comparison to 2000. The increase in the commission revenue primarily reflected the additional revenue generated from the marketing and distribution agreement that was signed with Karl Schmidt Unisia (KUS) in early 2001. The net sales decrease in manufactured products reflected sales declines in the domestic and Canadian aftermarket and the private brand and original equipment markets, partially offset by an increase in the export volume. The sales decreases in the domestic and Canadian aftermarket reflected a continued industry-wide softness in the automotive replacement parts industry that began in the third quarter of 2000. The decrease in the private brand volume reflected reduced sales to a specific customer, while the decrease in the original equipment volume was consistent with the decreased year-to-date production volume of the domestic automotive and light-duty truck manufacturers. The increase in the export volume reflected the broadening of the Company's customer base into new export markets.

          Net sales in the fourth quarter of 2001 decreased $148,054, or 1.8%, in comparison to the fourth quarter of 2000. Included in net sales for the fourth quarter of 2001 was an increase in commission revenue of $71,995. Excluding this commission revenue increase, net sales of products manufactured by the Company decreased $220,049, or 2.7%, in the fourth quarter of 2001, in comparison to the same period in 2000. The increase in the commission revenue reflected the additional KUS revenue discussed earlier. The decrease in manufactured products reflected a decline in the domestic piston ring aftermarket volume, slightly offset by an increase in the original equipment volume. Net sales in the Canadian aftermarket, private brand and export markets, were relatively flat during the fourth quarter of 2001, in comparison to the fourth quarter of 2000. The decrease in the domestic aftermarket volume reflected the continued industry-wide softness in that market. The increase in the original equipment volume reflected the improved production volume experienced by the domestic automotive and light-duty manufacturers in the fourth quarter of 2001.

          During 1999, the Company's Canadian subsidiary, Hastings, Inc., began to distribute and administer products for other U.S.-based suppliers into the Canadian market, on a commission basis. In March 2001, the Company signed an agreement with KUS to market and distribute Zollner brand pistons into the domestic and Mexican aftermarkets. In early November 2001, the Company signed an agreement with ACL to market and distribute ACL brand engine bearings, gaskets and import pistons into those same markets. The Company began marketing and distributing the ACL products during the first quarter of 2002. Under the terms of the various distribution agreements, the Company retains a portion of the net product revenues, in the form of commissions, in exchange for providing marketing and distribution services. The impact of this commission revenue on the total net sales of the Company has been detailed throughout the above discussion. The Company anticipates that these, and possibly additional, distribution arrangements will increasingly contribute to its future sales and profitability.

COST OF SALES AND GROSS PROFIT

2002 Compared to 2001

          Cost of sales for 2002 increased $357,984, or 1.5%, from $24,646,401 in 2001 to $25,004,385. The Company's gross profit margin on net sales increased from 29.2% in 2001 to 30.2%. The increase in cost of sales primarily reflects a change in the sales mix, combined with increases in shipping and handling costs and retiree medical costs. While total cost of sales increased in 2002 in comparison to 2001, the gross profit margin on net sales also increased, reflecting the positive gross profit impact of the commission revenues earned under the various marketing and distribution agreements discussed above. Products sold under these agreements carry a higher gross profit margin in order to support the level of operating expenses associated with these products. The positive gross profit margin impact of the commission revenue was offset slightly by a change in the sales mix of manufactured products. As noted above, the Company experienced net sales increases in the original equipment and export markets. These markets have traditionally carried a lower gross profit margin than domestic sales due to the lower level of operating expenses (not included in cost of sales) that are required to service these volumes. Domestic and Canadian aftermarket sales, on the other hand, decreased during 2002. Sales in these markets have traditionally carried a higher gross profit margin in order to support the higher level of operating expenses associated with these volumes. The increase in the shipping and handling costs reflect the increased personnel, freight, shipping support and warehouse commission costs that were incurred in distributing other manufacturers' engine component products. The increase in the retiree medical costs reflects the settlement of the retiree class-action lawsuit, which is described in Notes 6 and 7 to the Consolidated Financial Statements. As a result of the settlement, the Company's postretirement benefit plans were amended effective June 1, 2002, principally to adjust the cost-sharing provisions. As detailed in Note 6, the retiree medical expense is expected to increase in 2003 and future years over 2002 amounts as the plan amendment was only in effect for the last seven months of 2002.

          Cost of sales for the fourth quarter of 2002 increased $109,582, or 1.9%, from the fourth quarter of 2001, while the gross profit margin on net sales decreased to 24.3% from 26.1% during those periods. The gross profit margin decreased in the fourth quarter of 2002 compared to the fourth quarter of 2001 primarily due to the reduced margins associated with the decrease in domestic and Canadian sales and the increase in export sales. As discussed above, domestic and Canadian sales carry a higher gross profit margin than export sales. The fourth quarter 2002 cost of sales increase and the associated decrease in gross profit margin were also partially caused by a fourth quarter adjustment of perpetual inventory to lower physical inventory levels. This adjustment includes the effects of continued reduced work in process levels resulting from efficiencies gained through the Company's lean manufacturing environment.

2001 Compared to 2000

          Cost of sales for 2001 decreased $1,095,009, or 4.3%, from 2000. The Company's gross profit margin on net sales increased from 26.8% in 2000 to 29.2% in 2001. A slight reduction in cost of sales would have been expected, in 2001, as a result of the 1.0% decrease in net sales. However, there were several factors that contributed to the more significant reduction in cost of sales and the corresponding increase in the gross profit margin for 2001. Export volume, as noted above, increased in 2001. Export volume has traditionally carried a lower gross profit margin than domestic sales due to the factors described in the previous discussion. Domestic aftermarket sales, on the other hand, decreased during 2001. Sales in this market have traditionally carried a higher gross profit margin due to the factors also described in the previous discussion. While this sales mix change did have a negative effect on the 2001 gross profit margin, it was slightly offset by the positive gross profit impact generated from the marketing and distribution of KUS pistons. Additionally, the Company experienced reductions in its individual inventory cost factors (material, labor and overhead) in 2001. The material cost reduction was the result of lower raw material costs obtained from the Company's rolled steel vendors, combined with lower cast iron costs incurred by the Company in processing its own foundry castings. The labor cost reduction reflected efficiencies gained through lean manufacturing and decreased costs resulting from the work force reduction implemented in the first quarter of 2001. Overhead costs also decreased, reflecting an increased effort by the Company to control the non-fixed portion of those costs. The Company also incurred lower production scrap costs in 2001, resulting from the on-going refinement of its lean manufacturing processes, which further contributed to the reduction in cost of sales, and the corresponding increase in the gross profit margin. Along with these two factors that occurred in 2001, there were several cost of sales items in 2000 that resulted in the large reduction in cost of sales when comparing the two periods. During the fourth quarter of 2000, the Company completed adjustments to its labor cost standards to reflect efficiencies obtained in its transition to a lean manufacturing environment. The adjustments resulted in additional cost of sales for 2000 as year-end inventory was adjusted downward to reflect the application of these lower labor standards. Also during 2000, and primarily in the fourth quarter, overhead costs increased relating to on-going maintenance of plant equipment and tooling expense necessary to support the lean manufacturing environment.

          Cost of sales for the fourth quarter of 2001 decreased $888,853, or 13.1%, from the fourth quarter of 2000 while the gross profit margin increased to 26.1% from 16.6% during these periods. These improvements primarily reflected the adjustments, in 2000, to the labor cost standards applied to inventory, combined with the increased overhead costs incurred in the fourth quarter of 2000, as discussed above. The gross profit margin generated in the fourth quarter of 2001 (26.1%) was lower than the gross profit margin generated during the first three quarters of 2001 (30.1%), primarily reflecting a fourth quarter adjustment of the rolled steel perpetual inventory quantities to lower physical inventory levels.

OPERATING EXPENSES

2002 Compared to 2001

          Total operating expenses for 2002 increased $1,048,547, or 12.2%, from $8,567,964 to $9,616,511. Advertising expenses increased $20,728, or 9.7%, from the 2001 total. This increase reflects an increase in advertising personnel and support costs, partially offset by a decline in printed material costs related to the inclusion, in 2001, of a one-time charge for the start-up of the marketing and distribution of Zollner brand pistons. Selling expenses increased $104,381, or 3.4%, from the 2001 total. This increase reflects increases in costs associated with sales personnel, sales support, industry trade shows and agents' commissions. These increased costs reflect the additional sales support necessary to market and distribute engine components for other manufacturers. The increase in the agents' commissions also reflects a change that was made to the agent commission structure during the fourth quarter of 2002. General and administrative expenses increased $923,438, or 17.6%, from the 2001 total. This increase reflects increases in general personnel and personnel support costs, combined with increases in property insurance costs, legal and professional fees and the provision for doubtful accounts receivable. The increase in the general personnel and personnel support costs reflect the additional general personnel support necessary to market and distribute engine components for other manufacturers. The increased property insurance costs reflect the overall premium increases observed in the insurance industry. The increased legal and professional fees primarily reflect the costs associated with the settlement of the retirees' class-action lawsuit detailed in Notes 6 and 7 to the accompanying Consolidated Financial Statements. The increase in the provision for doubtful accounts receivable reflects the write-offs of several specific customer accounts in the fourth quarter of 2002 that unexpectedly filed for Chapter 7

(liquidation) bankruptcy. The increase in general and administrative expenses also reflects $122,000 of severance payments to terminated employees. These payments were made during the first half of 2002.

          Fourth quarter 2002 operating expenses increased $474,587, or 24.4%, from the fourth quarter of 2001 total. This increase was the result of the same factors noted in the above discussion.

2001 Compared to 2000

          Total operating expenses for 2001 decreased $331,453, or 3.7%, from 2000. Advertising expenses increased $45,377, or 27.0%, from the 2000 total. This increase primarily reflected an increase in printed material costs relating to a one-time charge for the start-up of the marketing and distribution of Zollner pistons, combined with the costs associated with the production of several piston ring brochures. Selling expenses decreased $21,741, or 0.7%, from the 2000 total. This decrease reflected decreases in various selling support costs, partially offset by increases in sales personnel costs, agents' commissions and salesmen's travel costs. General and administrative expenses decreased $355,089, or 6.3%, from the 2000 total. This decrease reflected decreases in legal and professional fees, the provision for doubtful accounts receivable, other general personnel support costs and property insurance costs, partially offset by a slight increase in general personnel costs. The decrease in legal and professional fees reflected reduced activity relating to the Company's retirees' class-action lawsuit. The decrease in the provision for doubtful accounts receivable reflected write-offs, in 2000, of specific customer accounts, offset slightly by an increase in the 2001 provision for several of the Company's customers who sought Chapter 11 (reorganization) bankruptcy protection. The decrease in other general personnel support costs reflected the success of the cost containment measures implemented by the Company during the first quarter of 2001.

          Fourth quarter 2001 operating expenses decreased $258,520, or 11.7%, from the fourth quarter of 2000 total. This decrease was the result of the same factors noted in the above discussion.

OTHER EXPENSES

2002 Compared to 2001

          Other expenses, net for 2002 increased $550,523 from the 2001 total. The increase primarily reflects a combination of a $231,433 reduction of interest expense in 2002, more than offset by the inclusion, in 2001, of the $714,279 gain on sale of the Company's non-business related real property, combined with the inclusion, in 2001, of a $57,000 gain recognized on the sale of stock holdings received from one of the Company's pension administrators. These holdings were received when the administrator converted from a mutual structure to a stock-based structure. The decrease in interest expense, in 2002, reflects the reduced short-term interest rates in effect in 2002 compared to 2001, combined with reduced interest expense resulting for a lower average outstanding balance of long-term debt. The other, net for 2002 primarily reflects the loss derived from the Casite joint venture, combined with the loss on sale of a Company-owned automobile.

          Fourth quarter 2002 other expenses, net increased by $727,942 from the 2001 total. This increase was primarily the result of the recognition, in 2001, of the $714,279 gain on sale of the Company's non-business related real property.

2001 Compared to 2000

          Other expenses, net for 2001 decreased $832,739 from the 2000 total. This decrease primarily reflected a combination of a $141,364 reduction in interest expense and the $714,279 fourth quarter 2001 gain on sale of the Company's non-business related real property. The decreased interest expense is due to a reduced reliance on the Company's short-term lines of credit, due to cash flow improvements in 2001, combined with the favorable impact of declining short-term interest rates throughout 2001. Other, net income for 2001 decreased from 2000 primarily due to the recognition of a net expense relating to the Company's investment in the Casite joint venture in 2001 versus the recognition of net income in 2000.

The effect of this increased Casite joint venture expense in 2001 was slightly offset by the gain recognized on the sale of stock holdings described above.

          Fourth quarter 2001 other expenses, net decreased by $682,221 from the 2000 net total. This decrease was the result of the same factors noted in the above discussion.

TAXES ON INCOME

          The impact of income taxes on the reported results of the Company is detailed in Note 9 to the Consolidated Financial Statements. The 2002 and 2001 effective tax rates of 36.5% and 39.1% are slightly higher than the statutory federal tax rate of 34.0% due primarily to the impact of state income taxes and certain nondeductible expenses.

          As of December 31, 2002, the Company recorded net deferred income tax assets of $8,239,697, compared to $7,322,332 as December 31, 2001. The major components include the tax effect of net operating loss carryforwards of $1,212,067 ($1,417,323 at December 31, 2001), the pension obligation of $2,107,570 ($924,257 at December 31, 2001) and the postretirement benefit obligation of $4,225,617 ($4,386,521 at December 31, 2001). The realization of these recorded benefits is dependent upon the generation of future taxable income. The $1,183,313 increase in the deferred income tax asset related to the Company's pension obligation is primarily due to the $3,714,204 increase in the unrecognized net loss, from $4,983,439 at December 31, 2001 to $8,697,643 at December 31, 2002, as disclosed in Note 5 to the Consolidated Financial Statements. The unrecognized net loss account is described under the subheading "Pension and Postretirement Obligations" in the "Critical Accounting Policies" section below. As discussed there, the unrecognized net loss account balance fluctuates primarily based on actual versus assumed discount rates and return on plan assets. The balance increased during 2002 primarily due to a reduction in the assumed discount rate and a current return on plan assets that was lower than the return expected in the long-term.

          The net operating loss carryforwards expire in 2012, 2019 and 2020, if not previously utilized. During 2002, the Company utilized net operating loss carryforwards of $575,782, resulting in a $205,256 reduction in the related deferred income tax asset. Management currently believes that the cumulative net operating loss carryforward will be fully utilized within the next two to three years.

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

          Management believes that it is more likely than not that adequate levels of future income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations and the remaining net deductible temporary differences. However, based on the amount of net operating loss carryforwards at December 31, 2002 (which must be utilized before foreign tax credit carryforwards can be utilized), management believes that it is more likely than not that the foreign tax credits will go unutilized prior to their expiration. As a result, a valuation allowance has been recorded for the total foreign tax credits of $45,576 at December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary cash requirements continue to be for operating expenses such as labor costs, and for funding inventory, capital expenditures and long-term debt service, including the additional debt service relating to the Company's March 2003 acquisition of Ertel Manufacturing Corporation of Canada, Ltd. (Ertel), as discussed below. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. These sources of cash depend on attaining future positive financial results. The Company believes that the income derived from the sale of manufactured products, combined with the expected future positive financial impact of the Ertel acquisition and the marketing and distribution agreements with KUS and ACL, should allow it to generate sufficient cash from operations to assist in satisfying the Company's future cash requirements. The additional funding provided under the Company's U.S. and Canadian loan agreements, restructured in March 2003 in connection with the Ertel acquisition, as detailed below, should also assist the Company in satisfying its future cash requirements. The Company's short-term and long-term debt represents its primary contractual obligations as of December 31, 2002 and subsequent to the Ertel acquisition. The Company is also a party to various lease commitments and other contractual obligations as summarized below in the "Contractual Obligations" table. The Company has no off-balance sheet arrangements.

          In late May 2002, the Company's loan agreement with its primary lender relating to its short-term and long-term borrowings was amended. The primary terms of this amendment and the loan agreement are detailed in Notes 3 and 4 to the Consolidated Financial Statements. The Company maintains two additional lines of credit with banks aggregating $2,200,000. Total short-term lines available to the Company as of December 31, 2002, totaled $6,450,000, of which $2,250,000 was unused. In an effort to minimize its floating interest rate exposure relating to its long-term borrowings, the Company is a party to an interest rate swap agreement essentially fixing the interest rate on a portion of that debt within a small range. The rate will fluctuate within a range of 8.30% to 8.60% depending upon certain Company performance parameters. As of December 31, 2002 the "fixed" rate on those borrowings was 8.60% and the notional amount of the swap agreement, which matures on June 30, 2003, amounted to $660,000.

          As discussed in Note 13 to the Consolidated Financial Statements, on March 27, 2003, the Company's Canadian subsidiary, Hastings, Inc., acquired 100 percent of the outstanding shares of Ertel. The minimum purchase price payable to the sellers has been established to be approximately $7,034,000, including $4,073,000 of cash and $2,961,000 of secured term notes payable to the sellers. In connection with the acquisition, the Company restructured its U.S. and Canadian loan agreements. The Company's U.S. secured short-term line with its primary lender was increased from $4,250,000 to $7,000,000. In Canada, Hastings, Inc.'s secured $700,000 short-term line with its former lender was replaced with a secured $5,770,000 short-term line with the Canadian affiliate of the Company's primary lender. This new line is secured by accounts receivable, inventory and equipment. Hastings, Inc. also borrowed $1,885,000 on a term loan which is payable over 15 years and is secured by real estate. With this new borrowing capacity, the Company financed the $4,073,000 paid in the acquisition of Ertel.

          The following table summarizes the Company's contractual obligations at December 31, 2002, as adjusted for the additional long-term debt related to the Ertel acquisition after year-end, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short- and long-term debt recorded at year-end	$6,135	$5,000		$1,135		$-		$-
Additional long-term debt related to acquisition after year-end(1)	7,034	491		3,158		2,050		1,335
Operating leases	624	158		229		169		68
Purchase obligations (2)	3,322	3,322		-		-		-
Other recorded long-term obligations	18,712	-	(3)	-	(3)	-	(3)	-	(3)
Total	$35,827	$8,971	(4)	$4,522	(4)	$2,219	(4)	$1,403	(4)

(1)

As described in Note 13 to the Consolidated Financial Statements, the Company's Canadian subsidiary, Hastings, Inc., acquired Ertel in March 2003. The acquisition was financed by bank borrowings of $4,073,000 and term notes payable to the sellers of $2,961,000.

(2)	Represents recorded accounts payable and accrued liabilities; the Company had no contractual commitments to purchase goods or services as of December 31, 2002.

(3)

Represents the total of recorded retirement and postretirement obligations. Because there are no contractual payments or maturity dates related to these obligations, the payment amounts for each of these columns are unknown.

(4)	Excludes the amounts related to "Other recorded long-term obligations," as discussed in item (3).

          During 2002, the Company generated $1,569,348 of net cash from operating activities. The realized net income, depreciation and deferred income tax expense, combined with an increase in accounts payable and accruals, were partially offset by an increase in inventories and a decrease in the portion of the net retirement and postretirement benefit obligations that affects net income and net cash flows. As discussed under the "Pension and Postretirement Obligations" subheading within the "Critical Accounting Policies" section below, changes in assumptions used in determining the recorded balance of these obligations can have a significant effect on such balances but do not necessarily have an immediate effect on net income or net cash flows. The increase in accounts payable and accruals primarily reflects the terms associated with the marketing and distribution agreements noted earlier. Under the terms of the agreements, the Company bills the customer and records a receivable for the gross sales amount of the products covered under the agreement. The Company is responsible for collecting the gross sales amount. The Company then nets the gross sales amount down to the earned commission amount that it receives for performing the marketing and distribution services by recording a payable to the engine component manufacturers that are parties to those agreements. The 2002 increase in accounts payable and accruals reflects the growth in KUS piston volume for December 2002 in comparison to the same period in 2001, combined with an accrual, at December 31, 2002, for two months of ACL volume. The Company began distributing ACL products in the first quarter of 2002, thus there was no liability related to the ACL agreement as of December 31, 2001. The deferred income tax expense primarily reflects the utilization of a portion of the net operating loss carryforward based on earnings for the year. The increase in inventories reflects a planned increase in the Company's inventories to certain levels in order to achieve and maintain predetermined customer order fill levels. The decrease in the portion of the net retirement and postretirement benefit obligations discussed above reflects the excess of actual postretirement benefit claims paid over the actuarially determined annual expense, combined with the funding of one of the Company's defined benefit plans to certain actuarially determined limits.

          As discussed in Notes 6 and 7 to the Consolidated Financial Statements, in December 2002, the Company announced that it had reached a court-approved settlement in a lawsuit filed three years ago by retirees of the Company. The lawsuit had been filed as a result of the April 1997 amendment of the Company's postretirement benefit plans. The settlement agreement, which resulted in an amendment to the Company's postretirement benefit plans effective June 1, 2002, represents a compromise as to the amounts that the retirees and the Company will pay toward the cost of health insurance premiums. Net periodic benefit cost for 2002 increased by approximately $350,000 and net periodic benefit cost for 2003 is expected to increase by approximately $600,000 (i.e., $250,000 over 2002's increase) as a result of the amendment. The Company's cash payments for postretirement plan benefits increased by approximately $200,000 in 2002 and are expected to increase by approximately $425,000 (i.e., $225,000 over 2002's increase, including a one-time payment of $125,000) in 2003 as a result of the amendment. The estimated expense and cash payments for 2003 are higher than the amounts for 2002 because the plan amendment was only in effect for the last seven months of 2002.

          The investing activities for 2002 reflect the Company's continued support of its lean manufacturing environment, combined with capital expenditures for the modernization of the Company's main distribution center. The investing activities also reflect the proceeds from the sale of excess plant equipment and the initial cash outlays for legal and professional costs associated with the purchase of Ertel. The financing activities for 2002 reflect the working capital requirements that were primarily needed to fund the operating activity items note above. The financing activities also reflect the principal payments required under the Company's term loan agreement, combined with a required $325,000 prepayment of long-term debt borrowings, during the first quarter of 2002, pertaining to the sale of the Company's non-business related real property in November 2001.

          During 2001, the Company generated $1,755,937 of net cash from operating activities. The realized net income, depreciation and deferred income tax expense, combined with the decrease in inventories, were partially offset by an increase in accounts receivable, a gain on the sale of property and equipment and decreases in accounts payable and accruals and the portion of the net retirement and postretirement benefit obligation that affects net income and net cash flows. The deferred income tax expense primarily reflected the utilization of a portion of the net operating loss carryforward based on earnings for 2001. The decrease in inventories reflected a planned reduction in the Company's inventory to certain levels, combined with the shortfall of production output versus customer demand during the first half of 2001. Production output aligned with customer demand throughout the second half of 2001. The increase in accounts receivable reflected the timing of customer sales and the related payment terms associated with those sales. The gain on the sale of property and equipment reflected the sale of the Company's non-business related real property described earlier in this discussion. The decrease in accounts payable and accruals was due to a decrease in accruals for general accounts payable and interest, partially offset by increases in accruals for salesmen's bonuses and workers' compensation. The decrease in the portion of the net retirement and postretirement benefit obligations discussed above reflected the excess of actual postretirement benefit claims paid over the actuarially determined annual expense.

          The investing activities for 2001 reflected the Company's continued support of its lean manufacturing environment, as well as the initial capital expenditures for the modernization of the Company's main distribution center. The investing activities also reflected the proceeds from the sale of the Company's non-business related real property discussed above. The financing activities for 2001 reflected the working capital requirements that were primarily needed to fund the operating activity items noted above. Due primarily to the improved 2001 operating results and the proceeds from the sale of the non-business related real property, principal payments on the Company's short-term credit facility exceeded related borrowings by $1,300,000. The financing activities also reflected the principal payments under the loan agreement that was in effect at December 31, 2001.

          During 2000, the Company generated $1,030,145 of net cash from operating activities. The realized depreciation and deferred income tax expense, combined with decreases in accounts receivable and inventories and an increase in accounts payable and accruals, were partially offset by the net loss and a decrease in the portion of the net retirement and postretirement benefit obligation that affects net income and net cash flows. The decrease in accounts receivable reflected the timing of customer sales and the related payment terms associated with those sales. The decrease in inventories reflected a reduction in inventory requirements in relation to customer demand. The deferred income tax expense primarily reflected the increase in the valuation allowance for foreign tax credits that management anticipated were likely to expire unutilized in future years. The increase in accounts payable and accruals reflected an increase in general accounts payable, taxes and compensation, offset slightly by a decrease in miscellaneous payables. The decrease in the portion of the net retirement and postretirement benefit obligations discussed above reflected the excess of actual postretirement benefit claims paid over the actuarially determined annual expense.

          The investing activities for 2000 reflected the Company's continued support of its lean manufacturing environment. The investing activities also reflected the investment in a joint venture, in February 2000, related to the "Casite" brand additives products. The financing activities reflected the working capital requirements that were primarily needed to fund the operating activity items noted above. The financing activities also reflected the amortization of the Company's long-term debt that was amended in March 2001, the payment of dividends and the purchase and retirement of 30,000 shares of the Company's common stock. This stock repurchase was part of the common stock repurchase program that the Company announced in February 2000. This program is described in Note 8 to the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

          The preparation of our financial statements requires that we adopt and follow certain accounting policies. Certain amounts presented in the financial statements have been determined based upon estimates and assumptions. Management has discussed the development, selection and disclosure of the estimates and assumptions with our audit committee. Although we believe that our estimates and assumptions are reasonable, actual results could differ.

          We have included below a discussion of our critical accounting policies that we believe are affected by our more significant judgments and estimates used in the preparation of our financial statements, how we apply such policies and how results differing from our estimates and assumptions would affect the amounts presented in our financial statements. Other accounting policies also have a significant effect on our financial statements and some of these policies also require the use of estimates and assumptions. Note 1 to the Consolidated Financial Statements discusses our significant accounting policies.

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

          Goodwill: Goodwill, associated with the Ertel acquisition discussed in Note 13 of our Consolidated Financial Statements, will be tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss.

          Pension and Postretirement Obligations: Each year we calculate the costs of providing retiree benefits under the provisions of Statement of Financial Accounting Standards (SFAS) No. 87 and SFAS No. 106. The key assumptions used in making these calculations are disclosed in Notes 5 and 6 to our Consolidated Financial Statements. The most significant of these assumptions are the discount rate used to value the future obligations of our pension and postretirement benefit plans and the expected return on plan assets of our pension plans (our postretirement benefit plans are unfunded). We select discount rates commensurate with current market interest rates on high-quality, fixed-rate securities. The expected return on assets is based on our current view of long-term returns on assets held by the plans, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from our assumptions, future adjustments to our financial statements would be required. While changes in these assumptions can have a significant effect on the pension and postretirement benefit obligations reported in the Consolidated Balance Sheets and the unrecognized gain or loss accounts discussed below, the effect of changes in these assumptions is not expected to have a significant effect on net periodic pension and postretirement benefit costs in the near term. For example, we estimate that a 25 basis point increase or decrease in the discount rate would affect the combined 2003 net periodic pension and postretirement benefit costs by less than $50,000 and a 25 basis point increase or decrease in the expected return on assets would affect 2003 net periodic pension benefit cost by less than $50,000. While these assumptions may change in the future based on changes in long-term interest rates and market conditions, there are no known expected changes in these assumptions as of December 31, 2002. As indicated above, to the extent our assumptions differ from actual results, there will be a future impact on our financial statements. The changes will not, however, have an immediate effect in the period of change as expense determination under SFAS No. 87 and 106 include provisions that minimize the volatility of annual expense. The effect of these assumptions versus actual differences accumulates over time in an "unrecognized net gain or loss" account. To the extent the unrecognized account balance exceeds certain thresholds as defined in the accounting standards, the excess is amortized to or against expense in future periods. The related amortization expense for 2002, 2001 and 2000 amounted to $197,176, $39,631 and $7,341, respectively. The decrease in our discount rate assumption combined with a reduction in our plan asset values due to market conditions over the past few years has contributed to the increase in the unrecognized net loss account balances of our pension and postretirement benefit plans. At December 31, 2002, the combined balance was $9,104,839 compared to $5,115,417 at December 31, 2001. The extent to which this unrecognized net loss will result in future expense is not determinable at this time as it will depend upon a number of variables, including trends in interest rates and the actual return on plan assets. For example, an increase in the return on our plan assets due to improved market conditions would reduce the unrecognized net loss account and thus have the effect of reducing future expense.

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

          Contingencies and Litigation: Our determination of the treatment of contingent liabilities in the financial statements, including that related to litigation, is based on our view of the expected outcome of the applicable contingency. We consult with legal counsel and other experts on matters related to litigation with respect to specific matters and matters in the ordinary course of business. We accrue a liability if the likelihood of an adverse outcome is probable of occurrence and the amount can be estimated. We believe that our exposure to contingent losses has substantially declined since last year-end due to the December 2002 court-approved settlement of the lawsuit previously filed by our retirees. The details regarding the settlement are included in Notes 6 and 7 of our Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

          In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation - Transition and Disclosure (SFAS No. 148). SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reporting results. The Company has decided to continue to account for stock-based employee compensation using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted under SFAS No. 148. As more fully disclosed in Note 1 to the Consolidated Financial Statements, the pro forma effect of accounting for stock-based compensation on the fair value method is not significant to the Company's results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

          The Company is exposed to market risks, which include changes in interest rates and changes in the foreign currency exchange rate as measured against the U.S. dollar.

          The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company is exposed to interest rate changes primarily as a result of its variable rate lines of credit used to finance its short-term working capital needs and for general corporate purposes. Of the $6,450,000 total short-term lines available to the Company at December 31, 2002, $4,200,000 was outstanding. Management believes that the fluctuation in interest rates in the near future will not have a material impact on the Company's consolidated financial statements taken as a whole.

          With respect to its variable rate long-term borrowings, the Company has entered into an interest rate swap agreement essentially to fix the interest rate on $660,000 of the total $1,935,000 outstanding borrowings at December 31, 2002. The Company does not use derivative financial instruments for trading purposes.

          The Company has a manufacturing/distribution facility in Canada and, as previously discussed, acquired a Canadian distribution company in March 2003. The facilities' sales are denominated in Canadian dollars, thereby creating exposures to changes in exchange rates. Changes in the Canadian/U.S. exchange rate may positively or negatively affect the Company' sales, gross margins and retained earnings. The Company attempts to minimize currency exposure through working capital management. The Company does not hedge its exposure to translation gains and losses relating to foreign currency net asset exposures.

Item 8.	Financial Statements and Supplementary Data.

Hastings Manufacturing Company and Subsidiaries
Consolidated Financial Statements
Years Ended December 31, 2002 and 2001
Contents
==================================================

Report of Independent Certified Public Accountants	20

Consolidated Balance Sheets -- December 31, 2002 and 2001	21-22

Consolidated Statements of Income -- Years Ended December 31, 2002, 2001 and 2000	23

Consolidated Statements of Stockholders' Equity -- Years Ended December 31, 2002, 2001 and 2000	24-25

Consolidated Statements of Cash Flows -- Years Ended December 31, 2002, 2001 and 2000	26-27

Notes to Consolidated Financial Statements	28-45

Report of Independent Certified Public Accountants

Hastings Manufacturing Company
Hastings, Michigan

We have audited the accompanying consolidated balance sheets of Hastings Manufacturing Company and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hastings Manufacturing Company and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
February 28, 2003, except Note 13,
       which is dated March 27, 2003

Hastings Manufacturing Company and Subsidiaries
Consolidated Balance Sheets
==================================================

	December 31,
	2002	2001
Assets

Current Assets
Cash	$956,660	$578,695
Accounts receivable, less allowance for possible
losses of $325,000 and $310,000 (Notes 3 and 4)	5,159,586	5,199,481
Refundable income taxes	72,734	6,562
Inventories (Notes 2, 3 and 4):
Finished products	8,482,586	7,674,158
Work in process	345,418	510,156
Raw materials	1,405,092	1,214,020
Prepaid expenses and other assets	121,732	173,316
Future income tax benefits (Note 9)	1,860,457	1,746,146

Total Current Assets	18,404,265	17,102,534

Property and Equipment
Land and improvements	607,720	605,442
Buildings	5,453,033	5,260,541
Machinery and equipment (Notes 3 and 4)	21,847,270	21,534,183

	27,908,023	27,400,166
Less accumulated depreciation	21,701,776	20,407,093

Net Property and Equipment	6,206,247	6,993,073

Future Income Tax Benefits (Note 9)	6,379,240	5,576,186

Other Assets	134,070	134,731

	$31,123,822	$29,806,524

See accompanying notes to consolidated financial statements.

-21

Hastings Manufacturing Company and Subsidiaries
Consolidated Balance Sheets
==================================================

	December 31,
	2002	2001
Liabilities and Stockholders' Equity

Current Liabilities
Notes payable to banks (Note 3)	$4,200,000	$3,700,000
Accounts payable	2,575,242	1,537,500
Accruals:
Compensation	477,009	439,008
Income taxes	-	10,000
Taxes other than income	162,472	147,420
Miscellaneous	107,750	248,632
Current portion of postretirement benefit obligation (Note 6)	1,282,903	959,431
Current maturities of long-term debt (Note 4)	800,000	3,060,000

Total Current Liabilities	9,605,376	10,101,991

Long-Term Debt, less current maturities (Note 4)	1,135,000	-

Pension and Deferred Compensation Obligations,
less current portion (Note 5)	6,283,739	2,845,405

Postretirement Benefit Obligation, less current portion (Note 6)	11,145,381	11,942,100

Other Liabilities (Note 1)	-	59,740

Total Liabilities	28,169,496	24,949,236

Commitments and Contingencies (Notes 5, 6, 7 and 13)

Stockholders' Equity (Notes 3, 5 and 8)
Preferred stock, $2 par value, authorized and unissued
500,000 shares	-	-
Common stock, $2 par value, 1,750,000 shares authorized;
762,446 and 761,726 shares issued and outstanding	1,524,892	1,523,452
Additional paid-in capital	202,499	217,757
Retained earnings	8,049,428	7,544,670
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	(1,074,522)	(1,100,093)
Derivative adjustment ($11,404 and $59,740, net of tax of $3,878 and $20,312, respectively)	(7,526)	(39,428)
Pension liability adjustment ($8,697,643 and $4,983,439, net of
tax of $2,957,198 and $1,694,369, respectively) (Note 5)	(5,740,445)	(3,289,070)

Total accumulated other comprehensive income	(6,822,493)	(4,428,591)

Total Stockholders' Equity	2,954,326	4,857,288

	$31,123,822	$29,806,524

See accompanying notes to consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries
Consolidated Statements of Income
==================================================

		Year ended December 31,
		2002	2001	2000

Net Sales		$35,827,001	$34,794,734	$35,146,234

Cost of Sales		25,004,385	24,646,401	25,741,410

Gross profit		10,822,616	10,148,333	9,404,824

Operating Expenses
Advertising		234,308	213,580	168,203
Selling		3,204,396	3,100,015	3,121,756
General and administrative		6,177,807	5,254,369	5,609,458

		9,616,511	8,567,964	8,899,417

Operating income		1,206,105	1,580,369	505,407

Other Expenses (Income)
Interest expense		380,882	612,315	753,679
(Gain) loss on sale of property and equipment		7,954	(714,279)	-
Other, net		22,511	(37,212)	(60,116)

		411,347	(139,176)	693,563

Income (loss) before income tax expense		794,758	1,719,545	(188,156)

Income Tax Expense (Note 9)		290,000	672,000	271,000

Net Income (Loss)		$504,758	$1,047,545	$(459,156)

Basic Earnings (Loss) Per Share of Common Stock (Note 10)	$	..68	$1.41	$(.61)
Diluted Earnings (Loss) Per Share of Common Stock (Note 10)	$	..67	$1.41	$(.61)

See accompanying notes to consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
==================================================

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2000	$1,581,532	$313,907	$7,347,532	$(1,980,234)	$7,262,737
Comprehensive income:
Net loss	-	-	(459,156)	-	(459,156)
Other comprehensive income:
Foreign currency
translation adjustment	-	-	-	(125,026)	(125,026)
Pension liability adjustment
(($332,888), net of tax of
($113,182)) (Note 5)	-	-	-	(219,706)	(219,706)

Total comprehensive income (loss)					(803,888)

Shares issued under restricted stock
plan, net of shares forfeited	1,200	(49,045)	-	-	(47,845)

Repurchase of common stock	(60,000)	-	(170,629)	-	(230,629)

Cash dividends ($.29 per share)	-	-	(220,622)	-	(220,622)

Balance, December 31, 2000	1,522,732	264,862	6,497,125	(2,324,966)	5,959,753
Comprehensive income:
Net income	-	-	1,047,545	-	1,047,545
Other comprehensive income:
Foreign currency
translation adjustment	-	-	-	(194,388)	(194,388)
Derivative adjustment
(($59,740), net of tax of
($20,312)) (Note 1)	-	-	-	(39,428)	(39,428)
Pension liability adjustment
(($2,833,044), net of tax of
($963,235)) (Note 5)	-	-	-	(1,869,809)	(1,869,809)

Total comprehensive income (loss)					(1,056,080)

Shares issued under restricted
stock plan, net of shares forfeited	720	(47,105)	-	-	(46,385)

Hastings Manufacturing Company and Subsidiaries
Consolidated Statements of Stockholders' Equity (Continued)
==================================================

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
Balance, December 31, 2001	$1,523,452	$217,757	$7,544,670	$(4,428,591)	$4,857,288
Comprehensive income:
Net income	-	-	504,758	-	504,758
Other comprehensive income:
Foreign currency
translation adjustment	-	-	-	25,571	25,571
Derivative adjustment
($48,336, net of tax of
$16,434) (Note 1)	-	-	-	31,902	31,902
Pension liability adjustment
(($3,714,204), net of tax of
($1,262,829)) (Note 5)	-	-	-	(2,451,375)	(2,451,375)

Total comprehensive income (loss)					(2,393,902)

Shares issued under restricted
stock plan, net of shares forfeited	1,440	(15,258)	-	-	(13,818)

Balance, December 31, 2002	$1,524,892	$202,499	$8,049,428	$(6,822,493)	$2,954,326

See accompanying notes to consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries
Consolidated Statements of Cash Flows
==================================================

	Year ended December 31,
	2002	2001	2000
Operating Activities
Net income (loss)	$504,758	$1,047,545	$(459,156)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	1,336,797	1,426,803	1,503,904
(Gain) loss on sale of property and equipment	7,954	(714,279)	-
Deferred income taxes	328,000	568,000	201,000
Change in net retirement and postretirement benefit obligations	(707,709)	(691,456)	(1,072,457)
Changes in operating assets and liabilities:
Accounts receivable	47,718	(856,014)	413,747
Refundable income taxes	(66,426)	64,234	(42,783)
Inventories	(823,632)	1,436,400	461,591
Prepaid expenses and other current assets	51,466	(56,418)	(50,314)
Other assets	20,694	(40,033)	(45,551)
Accounts payable and accruals	869,728	(428,845)	120,164

Net cash from operating activities	1,569,348	1,755,937	1,030,145

Investing Activities
Capital expenditures	(617,367)	(583,858)	(950,690)
Proceeds from sale of property and equipment	68,244	735,264	-
Acquisition costs	(20,140)	-	-
Investment in joint venture	-	-	(75,000)

Net cash from (for) investing activities	(569,263)	151,406	(1,025,690)

Hastings Manufacturing Company and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
==================================================

	Year ended December 31,
	2002	2001	2000
Financing Activities
Proceeds from issuance of notes payable to banks	$8,300,000	$7,800,000	$8,400,000
Principal payments on notes payable to banks	(7,800,000)	(9,100,000)	(7,400,000)
Principal payments on long-term debt	(1,125,000)	(600,000)	(960,000)
Repurchase of common stock	-	-	(230,629)
Dividends paid	-	-	(220,622)

Net cash for financing activities	(625,000)	(1,900,000)	(411,251)

Effect of Exchange Rate Changes on Cash	2,880	(22,411)	(11,071)

Net Increase (Decrease) in Cash	377,965	(15,068)	(417,867)

Cash, beginning of year	578,695	593,763	1,011,630

Cash, end of year	$956,660	$578,695	$593,763

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes, net of refunds	$47,033	$67,324	$182,011
Interest	381,339	825,898	589,549

See accompanying notes to consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements
==================================================

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

          Hastings Manufacturing Company and subsidiaries (Company) is headquartered in Hastings, Michigan. This location also serves as its primary manufacturing facility. The Company is primarily a manufacturer of piston rings for automotive and light truck applications for the replacement market. The Company also manufactures some of its piston ring products for original equipment applications. To a lesser extent, the Company sells automotive mechanics' specialty tools. In March 2001, the Company began marketing and distributing engine component products for other manufacturers. Currently, the Company markets and distributes Zollner brand pistons and ACL brand engine bearings, gaskets and import application pistons into the U.S. and Mexican aftermarkets. The Company also markets additives for engines, transmissions and cooling systems through its 50% owned Casite Intraco, LLC joint venture. This joint venture does business as The Casite Company. The net sales of the joint venture have remained fairly flat over the past few years and the joint venture has not had a material impact on the Company's profitability. All of the above products, with the exception of Zollner brand pistons, are currently offered in Canada, where they are produced and/or packaged and distributed by the Company's Canadian subsidiary, Hastings, Inc., located in Barrie, Ontario. In addition, Hastings, Inc. distributes engine components for several other manufacturers whose products are not distributed by the Company in the U.S. Hastings, Inc. is also directly responsible for all of the specialty tool packaging and distribution throughout the Canadian, U.S. and foreign markets. As discussed in Note 13, on March 27, 2003, Hastings, Inc. acquired 100% of the outstanding shares of Ertel Manufacturing Corporation of Canada, Ltd. (Ertel). Ertel distributes a full line of internal engine parts through a network of distribution centers throughout Canada. The Company anticipates that this acquisition will have a positive impact on its future operating results.

          The Company distributes all of the products noted above through numerous auto parts jobbers and warehouse distributors for sale primarily in the automotive replacement markets throughout the U.S. and Canada. These products are also distributed nationally and internationally through numerous large-scale engine rebuilders and various retailer outlets. The Company distributes the majority of its export sales on a country-direct basis. The Company employs a full-time export sales representative dedicated to the Central and South American markets, while utilizing sales agents for other export markets. Total net sales of replacement products have increased as a result of the marketing and distribution arrangements noted above. The Company reported net sales in the form of commissions from these marketing and distribution activities of $1,557,932, $462,169 and $293,732 for the years ended December 31, 2002, 2001 and 2000, respectively. With the continued maturation of these distribution relationships, the Company anticipates a favorable acceleration in this commission revenue through 2003. The Company also sells, on a limited basis, private brand piston ring sets to certain customers under the customers' brand names.

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

Fair Value of Financial Instruments

          The fair value of the Company's financial instruments, comprised of cash, short-term receivables and payables, notes payable to banks (variable interest rate) and long-term debt (variable interest rate), approximates their carrying values. The fair value of the Company's interest rate swap agreement is recorded in the accompanying Consolidated Financial Statements as described below (see "Interest Rate Swap Agreements").

Accounts Receivable and Allowance for Possible Losses

          Accounts receivable are customer obligations due under normal trade terms for the industry. The Company performs ongoing credit evaluations of its customers and although the Company does not require collateral, letters of credit may be required from customers in certain circumstances.

          The Company maintains an allowance for possible losses on receivables for estimated losses resulting from the inability of its customers to make required payments. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments and future expectations of conditions that might impact the collectibility of accounts. When management determines that it is probable that an account will not be collected, it is charged against the allowance for possible losses.

Inventories

          Inventories are stated at cost, not in excess of market. The Company uses the last-in, first-out (LIFO) method of determining costs for U.S. raw material inventories. Remaining inventories are valued using the first-in, first-out (FIFO) method. The Company records inventory reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon the age of specific inventory on hand and assumptions about future demand and market conditions.

Property, Equipment and Depreciation

          Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed primarily by the straight-line method for financial reporting purposes, based on the estimated useful lives of the respective assets, and accelerated methods with minimum lives for income tax purposes. Useful lives range from 12-18 years for land improvements, 10-40 years for buildings and 5-7 years for machinery and equipment.

Long-Lived Assets

          For other than goodwill, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the carrying value of the assets to their estimated future undiscounted cash flows. Goodwill, all of which will be associated with the March 2003 acquisition discussed in Note 13, will be reviewed annually for impairment, or more frequently if changes in circumstances or the occurrence of events suggest impairment exits, by comparing the carrying value of the reporting unit with its estimated fair value. Upon completion of the acquisition and merger of the acquired business into the Company's Canadian subsidiary, the combined Canadian company will represent the reporting unit for the annual impairment review. If it is determined that an impairment of long-lived assets has occurred, a current charge to income is recognized.

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

Shipping and Handling Revenues and Costs

          All amounts billed to customers for shipping and handling are included in net sales. Shipping and handling costs incurred are included in cost of sales.

Stock Options

          The Company applies the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its one stock option plan, which is described more fully in Note 8. Because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

          The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Year ended December 31,
	2002	2001	2000

Net income (loss), as reported	$504,758	$1,047,545	$(459,156)
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of tax effects	35,667	17,339	15,855
Pro forma net income (loss)	$469,091	$1,030,206	$(475,011)

Earnings (loss) per share:
Basic -- as reported	$.68	$1.41	$(.61)
Basic -- pro forma	$.63	$1.38	$(.63)
Diluted -- as reported	$.67	$1.41	$(.61)
Diluted -- pro forma	$.62	$1.38	$(.63)

Advertising Costs

          All advertising costs are expensed in the period in which they are incurred. In 2001 the Company changed its classification of co-op advertising costs to be reflected as a reduction in net sales. Net sales for 2000 have been reclassified to conform with the 2002 and 2001 presentation.

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

          As disclosed in Note 9, the Company has recorded deferred tax assets reflecting the benefit of net operating loss carryforwards expiring through 2020, foreign tax credit carryforwards expiring through 2006, accrued pension and postretirement obligations estimated to be payable in varying amounts over the next 25 to 30 years, and other net deductible temporary differences. Realization of the recorded income tax benefits is dependent on generating sufficient taxable income and foreign source income prior to expiration of the loss carryforwards and foreign tax credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets, except for $45,576 of foreign tax credits, will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income and foreign source income during the carryforward periods are not achieved.

          No provision for income taxes has been made on the accumulated undistributed earnings of approximately $3,934,000 of the Company's Canadian subsidiary. These earnings are intended to be permanently reinvested in facilities and other assets and have borne income taxes that would offset, in major part, any tax liability resulting from their distribution.

Basic and Diluted Earnings Per Share

          Basic earnings per share (EPS) is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the options granted under the Company's stock option plan had been exercised and the underlying shares issued. It also excludes the dilutive effect of contingently forfeitable shares, outstanding under the Company's restricted stock plan described in Note 8, to the extent those shares are subject to forfeiture. Diluted EPS includes the effects of the Company's stock options and, to a limited extent, contingently forfeitable shares. These shares vest upon meeting certain predetermined performance goals and are first considered outstanding, for dilutive EPS purposes, for the entire reporting period during which the performance goals are met. Basic and diluted EPS are retroactively adjusted for stock dividends and stock splits.

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

Interest Rate Swap Agreements

          The Company is a party to an interest rate swap agreement entered into to reduce the impact of changes in interest rates on its long-term floating rate borrowings. It does not enter into interest rate swap agreements, or other derivative financial instruments, for trading purposes. Interest rate swap agreements are contracts to exchange floating rates for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense.

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

          The Company's current interest rate swap agreement expires in June 2003 and management currently has no intent to renew the agreement or enter into similar agreements in the near future. The fair value of the swap agreement at December 31, 2002 and 2001, and the effects on the Company's financial statements for 2002, 2001 and 2000, were insignificant.

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

Reclassification

          In 2002, the Company reclassified its prepaid pension asset by netting it against its pension obligation included in the "Pension and Deferred Compensation Obligation" line item of the accompanying Consolidated Balance Sheets. All periods presented were reclassified to conform to the new presentation of reflecting these amounts on a net basis. Details of this reclassification are described in Note 5.

New Accounting Standards

          In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reporting results. The Company has decided to continue to account for stock-based employee compensation using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted under SFAS No. 148.

Note 2 - Inventories

          Inventories valued using the LIFO method were $2,053,000 and $1,729,000 at December 31, 2002 and 2001, respectively.

          If the FIFO method of inventory valuation had been used by the Company, inventories would have been $1,204,000 and $1,185,000 higher than reported at December 31, 2002 and 2001, respectively.

          Reduction of inventory quantities in 2002, 2001 and 2000 resulted in a liquidation of LIFO inventories carried at lower costs prevailing in prior years as compared to current years' purchases. The effect of these reductions increased net income, or reduced net loss, by $15,000, $28,000 and $5,000 ($.02, $.04 and $.01 per share, on a diluted basis for 2002, 2001 and 2000, respectively).

Note 3 - Short-Term Borrowings

          In August 1998, the Company entered into a loan agreement with its primary lender that provided for an unsecured $6,600,000 term credit loan (see Note 4) and an unsecured $3,000,000 credit authorization for revolving credit loans and letters of credit. This loan agreement has since been amended five times: November 11, 1999, March 30, 2000, October 31, 2000, March 21, 2001 and May 31, 2002. Effective with the latest amendment, changes to the primary terms of the loan agreement include (1) an increase in the short-term line to $4,250,000, (2) a revision of the maturity date on the short-term line to May 31, 2003, (3) a revision of the maturity date and payment terms on the outstanding long-term portion of the loan, as described in Note 4, (4) authorization to pay dividends and repurchase the Company's common stock in an amount not to exceed $250,000, in aggregate, in any twelve-month period, (5) an increase in the capital expenditure limitation to $750,000 per year and (6) a change to one of the restrictive covenants contained in the agreement. Primary terms of the previously amended loan agreement that continue in effect include (1) a maximum limitation on permitted short-term borrowings equal to a "borrowing base," amounting to the sum of 75% of the value of eligible accounts receivable and 20% of the value of eligible inventory, as defined, and (2) borrowings are secured by all accounts receivable, inventory, furniture and equipment and all other personal property of the Company, as well as the pledge of 65% of the capital stock of all foreign subsidiaries. Finally, the amended loan agreement requires the Company to prepay its long-term borrowings by an amount equal to 85% of the aggregate net cash proceeds, as defined, from all sales and dispositions of any assets (unless replaced with an asset of comparable value within 60 days) in excess of $50,000 in aggregate amount for any fiscal year (prepayments are applied in the inverse order of maturities).

          Interest for both the short-term and long-term borrowings is based on three different pricing options: a negotiated rate, a Eurodollar rate plus a factor and a floating rate (greater of the federal funds rate plus a factor, or the prime rate). The effective Eurodollar rate on the short-term line is increased by a margin rate ranging from 2.25% to 2.50%. The effective floating rate on the short-term line is the prime rate less a margin rate of .125% to .25%. The effective Eurodollar rate on the long-term borrowings is increased by a margin rate ranging from 2.35% to 2.65%. The effective floating rate on the long-term borrowings is the prime rate, or the prime rate less .125%. The margin rates are based upon certain Company performance parameters.

          The Company maintains two additional lines of credit with banks aggregating $2,200,000, with interest rates based on prime. The first line of credit, in the amount of $1,500,000, is unsecured, whereas the second line, in the amount of $700,000, is secured by Hastings, Inc.'s accounts receivable and inventory. Of the $6,450,000 and $6,200,000 total short-term lines available to the Company at December 31, 2002 and 2001, respectively, $2,250,000 and $2,500,000 were unused. The weighted average interest rates on short-term borrowings outstanding at December 31, 2002 and 2001 were 4.07% and 4.79%, respectively.

          The term loan and short-term line agreements require the Company to maintain certain financial balances and ratios and limit the amount of cash dividends and common stock repurchases. The Company has obtained a waiver from the bank for its noncompliance with one of these restrictions as of December 31, 2002. The bank modified the restriction levels as well as the financial ratios and limits as part of the restructuring of the Company's loan agreement in March 2003 (see Note 13).

Note 4 - Long-Term Debt

          As discussed in Note 3, the Company restructured its short-term and long-term borrowing arrangements in August 1998, with five amendments taking effect through May 31, 2005. The term loan, as amended, is payable in quarterly principal payments of $200,000 plus interest through March 31, 2005, with a final payment of $135,000 due June 30, 2005. In accordance with the terms of the amended agreement, the Company prepaid $325,000 in long-term borrowings in January 2002. The prepayment resulted from the sale of the Company's non-business related real property in late November 2001.

          Interest is based on the pricing options discussed in Note 3. In connection with the $6,600,000 term loan, the Company entered into an interest rate swap agreement essentially to fix the interest rate on its long-term borrowings at 5.95% plus the margin discussed in Note 3, resulting in an interest rate range of 8.30% to 8.60%. At December 31, 2002, the interest rate in effect on these long-term borrowings was 8.60% and the notional amount of the swap agreement amounted to $660,000. The interest rate swap agreement expires in June 2003.

          As disclosed in Note 13, in March 2003, the Company restructured its U.S. and Canadian loan agreements in connection with the acquisition of Ertel Manufacturing Corporation of Canada, Ltd.

Note 5 - Pension and Retirement Savings

          Information regarding the Company's defined benefit plans as of and for the years ended December 31, 2002, 2001 and 2000 is as follows:

	Year ended December 31,
	2002	2001	2000
Change in Benefit Obligation
Benefit obligation, beginning of year	$15,546,113	$15,148,496	$15,609,011
Service cost	1,091	1,344	3,985
Interest cost	1,072,604	1,128,231	1,139,860
Actuarial (gain) loss	1,720,696	798,978	(82,872)
Benefits paid	(1,523,033)	(1,530,936)	(1,521,488)

Benefit obligation, end of year	16,817,471	15,546,113	15,148,496

Change in Plan Assets
Fair value of plan assets, beginning of year	12,827,120	15,132,682	15,768,155
Actual return on plan assets	(1,050,390)	(774,626)	664,310
Employer contributions	365,039	-	221,705
Benefits paid	(1,523,033)	(1,530,936)	(1,521,488)

Fair value of plan assets, end of year	10,618,736	12,827,120	15,132,682

Funded status	(6,198,735)	(2,718,993)	(15,814)
Unrecognized net loss	8,697,643	4,983,439	2,250,723
Unrecognized net transition obligation	-	-	203,798
Net amount recognized in the consolidated
balance sheets	$2,498,908	$2,264,446	$2,438,707

Amounts Recognized in the
Consolidated Balance Sheets
Pension asset (obligation)	$(6,198,735)	$(2,718,993)	$99,997
Intangible asset	-	-	188,315
Accumulated other comprehensive
income, before tax effect	8,697,643	4,983,439	2,150,395
Net amount recognized in the consolidated
balance sheets	$2,498,908	$2,264,446	$2,438,707

Weighted-Average Assumptions
as of December 31
Discount rate	6.75%	7.25%	7.75%
Expected return on plan assets	8.00%	8.00%	8.00%
Range of expected compensation increase	0-5.5%	0-5.5%	0-5.5%

Components of Net Periodic Benefit Cost
Service cost	$1,091	$1,344	$3,985
Interest cost	1,072,604	1,128,231	1,139,860
Expected return on plan assets	(1,140,294)	(1,198,743)	(1,212,005)
Amortization of unrecognized transition obligation	-	203,798	203,797
Amortization of unrecognized net loss	197,176	39,631	7,341

Net periodic benefit cost	$130,577	$174,261	$142,978

          The net pension obligation of $6,198,735 (included in the total $6,283,739 of Pension and Deferred Compensation Obligations included in the accompanying December 31, 2002 Consolidated Balance Sheet) includes a gross pension obligation of $8,697,643, partially offset by a prepaid pension asset of $2,498,908. During 2002, accounting guidance was issued that clarified that these amounts should be reflected on a net basis for financial reporting purposes. In years prior to 2002, the Company had reflected these amounts on a gross basis (i.e., separate line items for Prepaid Pension Cost and Pension Obligation) in its Consolidated Balance Sheets. Upon implementation of this new accounting guidance, all periods presented were reclassified to conform to the new presentation of reflecting these amounts on a net basis. This resulted in a reduction in previously reported total assets of $2,264,446 as of December 31, 2001.

          The above represents the aggregation of amounts for the Company's two defined benefit plans. As of December 31, 2002 and 2001, both of the plans had an accumulated benefit obligation in excess of plan assets. As of December 31, 2000, only one of the plans had an accumulated benefit obligation in excess of plan assets. For that plan, the benefit obligation and accumulated benefit obligation, which are equal, amounted to $13,383,845 and the fair value of plan assets amounted to $12,946,986 as of December 31, 2000.

          The Company's foreign subsidiary maintains a defined contribution retirement savings plan. Due to overfunding of the plan, there were no contributions in 2002, 2001 and 2000.

          The Company has two defined contribution retirement savings plans, covering substantially all domestic employees, which are funded solely through contributions based on formulas as defined in the plan agreements. The assets are held in trust for the sole benefit of the employees. Contribution expense was $620,000, $570,000 and $619,000 for 2002, 2001 and 2000, respectively, relating to these plans.

          As part of the sale of its filter operations in 1995, the Company entered into a deferred compensation agreement with a former officer of the Company. The related deferred compensation expense was included as a cost of the 1995 sale. The deferred compensation benefits are to be paid over a period of ten years, commencing in November 1995. At December 31, 2002 and 2001, respectively, the present value of the deferred compensation liability amounted to $126,392 and $164,628, of which $41,388 and $38,216 was due within one year.

Note 6 - Postretirement Benefit Plans

          Information regarding the Company's postretirement benefit plans as of and for the years ended December 31, 2002, 2001 and 2000 is as follows:

	Year ended December 31,
	2002	2001	2000
Change in Benefit Obligation
Benefit obligation, beginning of year	$8,079,184	$8,236,606	$8,605,382
Service cost	15,540	16,075	19,320
Interest cost	710,990	595,602	628,927
Plan amendment	3,964,151	-	-
Actuarial loss	275,219	204,731	121,392
Benefits paid	(919,550)	(973,830)	(1,138,415)
Benefit obligation, end of year	$12,125,534	$8,079,184	$8,236,606

Funded status	$(12,125,534)	$(8,079,184)	$(8,236,606)
Net unrecognized prior service benefit
relating to 1997 and 2002 plan amendments	(709,946)	(4,954,325)	(5,457,888)
Unrecognized net (gain) loss	407,196	131,978	(72,754)
Net amount recognized in the consolidated
balance sheets	(12,428,284)	(12,901,531)	(13,767,248)
Less current portion	(1,282,903)	(959,431)	(1,015,002)

Long-term portion	$(11,145,381)	$(11,942,100)	$(12,752,246)

Weighted-Average Discount Rate
Assumption as of December 31	6.75%	7.25%	7.75%

Components of Net Periodic Benefit Cost
Service cost	$15,540	$16,075	$19,320
Interest cost	710,990	595,602	628,927
Amortization of unrecognized prior service cost	(280,228)	(503,563)	(503,563)

Net periodic benefit cost	$446,302	$108,114	$144,684

          Because the Company's contributions to the plans are fixed on a per active and retired employee basis, assumed inflationary increases or decreases in health care costs would have no impact on the postretirement benefit obligation at December 31, 2002, or on the future annual aggregate service and interest costs.

          In April 1997, the Company announced the amendment of its postretirement benefit plans, principally to adjust the cost-sharing provisions. The amendment resulted in a reduction of the Company's benefit obligation by $7,346,249, creating an unrecognized prior service benefit that was being amortized over a period of 15 years. As discussed in Note 7, as a result of the amendment, the Company's retirees filed a class action lawsuit against the Company in January 2000. In December 2002, the Company announced the settlement of the lawsuit. As a result of the settlement, the Company's postretirement benefit plans were amended, principally to adjust the cost-sharing provisions. The amendment resulted in an increase in the Company's benefit obligation of $3,964,151, which effectively reduced the remaining balance of the unrecognized prior service benefit created by the April 1997 amendment. As indicated in the table above, the remaining net unrecognized prior service benefit relating to the two plan amendments amounted to $709,946 at December 31, 2002. This amount is being amortized over the remaining 10-year period pertaining to the first amendment. As a result of the reduced unrecognized prior service benefit amortization and the additional interest cost due to the increased benefit obligation, the Company's future net periodic benefit cost will be higher following the June 1, 2002 effective date of the most recent amendment. Net periodic benefit cost for 2002 increased by approximately $350,000 and net periodic benefit cost for 2003 is expected to increase by approximately $600,000 (i.e., $250,000 over 2002's increase) as a result of the amendment. The Company's cash payments for postretirement plan benefits increased by approximately $200,000 in 2002 and are expected to increase by approximately $425,000 (i.e., $225,000 over 2002's increase, including a one-time payment of $125,000) in 2003 as a result of the amendment. The estimated expense and cash payments for 2003 are higher than the amounts for 2002 because the plan amendment was only in effect for the last seven months of 2002.

Note 7 - Commitments and Contingencies

Litigation

          In December 2002, the Company announced that it had reached a court-approved settlement in a lawsuit filed three years ago by retirees of the Company. The lawsuit had been filed as a result of the April 1997 amendment of the Company's postretirement benefit plans. The original class-action suit, filed on January 24, 2000 in the Western District of Michigan, alleged that the Company denied class retirees and their dependents certain health insurance benefits to which the retirees had a "vested" right pursuant to the terms of the Company's collective bargaining agreements. Specifically, the retirees disputed the increase in their health insurance deductibles, the increase in required co-pay obligations with respect to their prescription drug cards and the requirement that they pay a portion of their health insurance premiums. The Company denied any wrongdoing in the suit and defended it vigorously. The settlement agreement, which resulted in an amendment to the Company's postretirement benefit plans effective June 1, 2002, represents a compromise as to the amounts that the retirees and the Company will pay toward the cost of health insurance premiums. See Note 6 for details regarding the accounting for the settlement and the estimated effects on current and future operations.

          In the normal course of business, the Company is a named party in various environmental matters, as well as routine litigation incidental to its business. In the opinion of management, disposition of these items will not have a material impact on the Company's results of operations or financial condition.

Lease Commitments

          The Company leases various equipment and vehicles under operating leases. Total lease expense amounted to approximately $102,700, $99,800 and $111,600 in 2002, 2001 and 2000, respectively. Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2002:

Year	Amount

2003	$ 158,400
2004	120,700
2005	108,600
2006	91,500
2007	77,400
2008	67,700

Total	$ 624,300

Note 8 - Stockholders' Equity

Common Stock Repurchase Program

          On February 10, 2000, the Company announced a common stock repurchase program. The program calls for the repurchase of up to 100,000 shares in the open market. The repurchased stock will be retired. On February 14, 2000, the Company repurchased 30,000 shares. Funds for the repurchase, amounting to approximately $231,000, were borrowed on the Company's short-term line of credit discussed in Note 3. As discussed in Note 3, as a result of the May 31, 2002 amendment to the

Company's loan agreement with its primary lender, future repurchases of the Company's stock are allowed, but are subject to an annual limitation.

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

          The Company's Series A Preferred Stock consists of 500,000 shares authorized, at $2 par value, none of which are issued. Shares of preferred stock are reserved at a level sufficient to permit the exercise in full of all the outstanding Rights. Under terms specified in the Rights Plan, the Company has the right to redeem the Rights at one cent per Right. The Rights will expire on March 7, 2006, unless previously redeemed or exercised.

Stock Option Plan

          The Company's shareholder-approved Stock Option and Restricted Stock Plan of 1997 (Option Plan) permits the grant of options to directors, officers and key employees to purchase shares of common stock. A total of 76,000 shares are authorized for grant under the Option Plan. In 2002 and 2001, 11,800 and 11,000 options were issued, respectively, and were immediately vested upon grant and may be exercised for up to ten years after the date of the grant. The 10,200 options issued in 2000, with a ten-year exercise period, were immediately vested upon grant. However, 4,600 of these options were not exercisable at December 31, 2000, pending shareholder approval of an additional 38,000 shares to be authorized for grant under the Option Plan. The shareholders approved the authorization of these additional shares at the Company's May 8, 2001 shareholders' meeting. Thus, as of December 31, 2002, all outstanding options were exercisable.

A summary of activity for the Option Plan is as follows:

			Year end December 31,
	2002		2001		2000
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding, beginning of year	51,100	$11.943	42,600	$13.693	32,400	$16.154
Granted	11,800	8.75	11,000	5.150	10,200	5.875
Exercised	-	-	-	-	-	-
Terminated	-	-	(2,500)	11.870	-	-

Options outstanding, end of year	62,900	$11.344	51,100	$11.943	42,600	$13.693

Options available for grant, end of year	13,100		24,900		33,400

          The following summarizes information concerning options outstanding under the Option Plan at December 31, 2002:

Exercise price	Number outstanding and exercisable	Weighted average remaining contractual term (years)

$8.750	11,800	9.9
$5.150	11,000	8.9
$5.875	9,400	7.9
$9.625	9,400	6.9
$18.250	11,050	5.9
$20.125	10,250	5.0

	62,900

          As discussed in Note 1, the Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting For Stock-Based Compensation, relating to the Option Plan. Accordingly, no compensation cost has been recognized. See Note 1 for the effect on net income had compensation cost for the Company's stock options been determined based on their fair values at the grant dates consistent with the provisions of SFAS No. 123.

          The weighted average fair values per option at the date of grant for options granted under the Option Plan during 2002, 2001 and 2000 were $3.68, $1.95 and $1.74, respectively. The fair values of the option awards were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2002	2001	2000
Dividend yield	0.00%	0.00%	3.90%
Expected volatility	43.06%	33.74%	35.98%
Risk-free interest rate	3.24%	4.73%	6.63%
Expected life in years	5.00	5.00	5.00

Restricted Stock Plan

          The Company has established a restricted stock plan under which certain officers and key employees may be awarded shares of restricted stock as deferred compensation. Shares awarded pursuant to the restricted stock plan are restricted as to sale and transfer for periods of up to five years. The stock awards vest 20% per year over the five-year period if predetermined corporate performance goals are met. If goals are not met, the current year's vesting amount is forfeited. If there is a change in control of the Company, the shares will vest immediately. Before the shares vest, the recipient of the award has all the rights of a shareholder. During 2002, 2001 and 2000, the Company awarded 6,200, 5,600 and 5,600 shares of its common stock valued at $54,250, $28,840 and $32,900, respectively, as deferred compensation, which is charged to expense based upon the vesting schedule and upon achievement of the performance goals. Shares valued at $67,068 (5,480 shares), $73,345 (5,240 shares) and $77,985 (5,000 shares) were forfeited during 2002, 2001 and 2000, respectively.

Note 9 - Income Taxes

          The components of income (loss) before income taxes are as follows:

	Year ended December 31,
	2002	2001	2000

Domestic	$930,676	$1,609,588	$(312,326)
Foreign	(135,918)	109,957	124,170

	$794,758	$1,719,545	$(188,156)

          Income tax expense (benefit) is made up of the following components:

Year ended December 31, 2002	Current	Deferred	Deferred valuation allowance change	Total

Domestic	$(3,000)	$342,000	$-	$339,000
Foreign	(35,000)	(14,000)	-	(49,000)

	$(38,000)	$328,000	$-	$290,000

Year ended December 31, 2001

Domestic	$37,000	$570,000	$-	$607,000
Foreign	67,000	(2,000)	-	65,000

	$104,000	$568,000	$-	$672,000

Year ended December 31, 2000

Domestic	$10,000	$(98,000)	$300,000	$212,000
Foreign	60,000	(1,000)	-	59,000

	$70,000	$(99,000)	$300,000	$271,000

          The tax effects of temporary differences that give rise to the net future income tax benefit are as follows:

	December 31,
	2002	2001
Deferred income tax assets:
Postretirement benefit obligation	$4,225,617	$4,386,521
Pension obligation	2,107,570	924,257
Current asset valuation allowances	797,367	716,887
Net operating loss carryforwards	1,212,067	1,417,323
Foreign tax credit carryforwards	45,576	59,467
Deferred compensation	42,974	55,967
Other	316,668	376,837

Gross deferred income tax assets	8,747,839	7,937,259
Valuation allowance -- foreign tax credits (both current
and noncurrent)	(45,576)	(59,467)

Total deferred income tax assets	8,702,263	7,877,792

Deferred income tax liabilities:
Accumulated depreciation	(435,085)	(532,204)
Other	(27,481)	(23,256)

Total deferred income tax liabilities	(462,566)	(555,460)

Net deferred income tax assets	8,239,697	7,322,332
Less current portion	1,860,457	1,746,146

Noncurrent portion	$6,379,240	$5,576,186

          The Company's net operating loss carryforwards for federal income tax purposes amounted to $3,564,901 at December 31, 2002, of which $1,823,819 expires in 2012, $547,956 in 2019 and $1,193,126 in 2020, if not previously utilized. Foreign tax credits, amounting to $45,576 at December 31, 2002, net of a 100% valuation allowance, expire through 2006 if not previously utilized.

          Income taxes differed from the amount computed by applying the federal statutory rate of 34% to income before income tax expense (benefit) as follows:

	Year ended December 31,
	2002	2001	2000

Computed "expected" tax expense (benefit)	$270,000	$585,000	$(64,000)
Increase (decrease) in tax expense
(benefit) resulting from:
Valuation allowance change due to foreign tax credits	-	-	300,000
State income taxes, net of federal income tax benefit	(2,000)	24,000	7,000
Other	22,000	63,000	28,000

	$290,000	$672,000	$271,000

Note 10 - Earnings Per Share

          A reconciliation of the numerators and denominators in the basic and diluted EPS calculations follows:

	Year ended December 31,
	2002	2001	2000
Numerator:
Net income (loss) used for both basic and
diluted EPS calculation	$504,758	$1,047,545	$(459,156)
Denominator:
Weighted average shares outstanding for the
period - used for basic EPS calculation	745,046	745,046	748,653
Dilutive effect of stock options and contingently
forfeitable shares	6,299	-	-
Weighted average shares outstanding for the
period - used for diluted EPS calculation	751,345	745,046	748,653

          The Company has not included the effects of options and contingently forfeitable shares (restricted stock) of 48,100, 67,780 and 58,920 as of December 31, 2002, 2001 and 2000, respectively, in its calculation of diluted EPS due to their anti-dilutive effect or the fact that the Company's restricted stock vests only upon reaching predetermined future corporate performance goals.

Note 11 - Geographic and Major Customer Information

          The Company's net sales were made to customers in the following countries:

	Year ended December 31,
	2002	2001	2000

United States	$26,365,068	$25,604,337	$26,417,732
Canada	3,843,416	4,328,217	4,283,366
Other foreign countries	5,618,517	4,862,180	4,445,136

Consolidated total	$35,827,001	$34,794,734	$35,146,234

          The location of the Company's long-lived assets is as follows:

	December 31,
	2002	2001	2000

United States	$5,189,188	$5,926,663	$6,763,933
Canada	1,017,059	1,066,410	1,172,522

Consolidated total	$6,206,247	$6,993,073	$7,936,455

          Net sales to one customer represented approximately $4,171,000 (11.6%), $3,747,000 (10.8%) and $4,027,000 (11.5%) of the Company's consolidated sales for 2002, 2001 and 2000, respectively.

Note 12 - Quarterly Financial Data (unaudited)

          Quarterly financial data for the 2002 and 2001 calendar quarters is summarized below:

Three months ended	March 31	June 30	September 30	December 31

2002

Net sales	$9,331,829	$9,891,351	$8,650,938	$7,952,883
Gross profit	2,952,528	3,210,431	2,724,749	1,934,908
Net income (loss)	295,643	400,052	146,352	(337,289)
Basic earnings (loss) per share	.40	.54	.20	(.45)
Diluted earnings (loss) per share	.40	.53	.19	(.45)

2001

Net sales	8,654,897	9,912,120	8,227,937	7,999,780
Gross profit	2,488,042	3,189,628	2,379,276	2,091,387
Net income	67,621	450,111	35,094	494,719
Basic and diluted earnings
per share	.09	.60	.05	.66

          Data for the fourth quarter of 2001 includes a $714,279 pre-tax ($471,424 after tax) gain on sale of the Company's non-business related real property.

Note 13 - Subsequent Event - Acquisition of Ertel Manufacturing Corporation of Canada, Ltd.

          On March 27, 2003, the Company's Canadian subsidiary, Hastings, Inc., acquired 100 percent of the outstanding shares of Ertel Manufacturing Corporation of Canada, Ltd. (Ertel). Ertel distributes a full line of internal engine parts through a network of distribution centers located throughout Canada. As a result of the acquisition, the Company is expected to be the leading Canadian distributor of internal engine components, including piston rings, pistons, gaskets, bearings, camshafts and other parts. It expects to reduce costs of the combined Canadian operations through economies of scale and various operational synergies. The acquisition will be accounted for by the purchase method of accounting. The operating results of Ertel will be included in the Company's consolidated results of operations from the date of acquisition.

          The minimum purchase price payable to the sellers has been established to be approximately $7,034,000, including $4,073,000 of cash and $2,961,000 of secured term notes payable issued to the sellers. The purchase price is subject to increase based on audited results of operations for the past five fiscal years through December 31, 2002 and Ertel's audited retained earnings as of December 31, 2002. For accounting purposes, the purchase price will be increased by the direct costs of the acquisition. Due to the nature of Ertel's distribution operations, the purchase price was primarily determined based on its past operating results rather than its tangible assets. As a result, estimated goodwill and other intangible assets of $4,500,000 - $5,500,000 is expected to be assigned, none of which will be deductible for tax purposes. The Company is in the process of obtaining third-party valuations of certain assets; thus, the allocation of the purchase price was not completed as of the date of this report.

          In connection with the acquisition, the Company restructured its U.S. and Canadian loan agreements. The Company's U.S. secured short-term line with its primary lender was increased from $4,250,000 to $7,000,000. In Canada, Hastings, Inc.'s secured $700,000 short-term line with its former lender was replaced with a secured $5,770,000 short-term line with the Canadian affiliate of the Company's primary lender. This new line is secured by accounts receivable, inventory and equipment. Hastings, Inc. also borrowed $1,885,000 on a term loan which is payable over 15 years and is secured by real estate. With this new borrowing capacity, the Company financed the $4,073,000 paid in the acquisition of Ertel.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

          The information required by this item is incorporated herein by reference from the sections entitled "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 20, 2003.

Item 11.	Executive Compensation.

          The information required by this item is incorporated herein by reference from the sections entitled "Executive Compensation," "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 20, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          Other than as set forth below, the information required by this item is incorporated herein by reference from the section entitled "Ownership of Hastings Stock" in the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 20, 2003.

          The following table provides information about the Company's equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of December 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
________________	________________	________________	________________

Equity compensation plans approved by security holders (1)	62,900	$11.344	13,100	(4)

Equity compensation plans not approved by security holders (2)	0	N/A	32,870	(4)

Total (3)	62,900	$11.344	45,970	(4)

__________________________________

(1)          Consists of the Hastings Manufacturing Company Stock Option and Restricted Stock Plan of 1997.

(2)          Consists of the Hastings Manufacturing Company 1990 Restricted Stock Plan. Under this plan, certain officers and key employees may be awarded shares of restricted stock as deferred compensation. Shares awarded pursuant to the restricted stock plan are restricted as to sale and transfer for periods of up to five years. The stock awards vest 20% per year over the five-year period if predetermined corporate performance goals are met. If goals are not met, the current year's vesting amount is forfeited. If there is a change in control of the Company, the shares will vest immediately. Before the shares vest, the recipient of the award has all the rights of a shareholder, including the right to vote the shares and to receive dividends thereon. As of December 31, 2002, (1) 7,130 shares of the Company's common stock had been issued under the plan and had vested, (2) 17,400 shares had been issued but were subject to forfeiture in accordance with the terms of the plan and the terms of the grants, and (3) 15,470 shares remained available for issuance. No monetary consideration is required for the issuance or vesting of shares of the Company's common stock under this plan.

(3)          Each of the plans reflected in the above chart contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in the Company's capitalization. Furthermore, the Stock Option and Restricted Stock Plan of 1997 provides that if a stock option is canceled, surrendered, modified, expires or is terminated during the term of the plan but before the exercise of the option, the shares subject to the option will be available for other awards under the plan. Similarly, the 1990 Restricted Stock Plan provides that if any shares of restricted stock are forfeited through termination of employment, failure to meet corporate performance goals, or otherwise prior to lapse of restrictions, those shares may be reissued in subsequent grants of restricted stock under the plan.

(4)          Of this amount, 13,100 shares could be issued as restricted stock awards under the Stock Option and Restricted Stock Plan of 1997 and all 32,870 shares could be issued as restricted stock awards under the 1990 Restricted Stock Plan (including 17,400 shares that have been issued under the 1990 Restricted Stock Plan but that were subject to forfeiture as of December 31, 2002). See Note 2 above.

Item 13.	Certain Relationships and Related Transactions.

          The information, if any, required by this item is incorporated herein by reference from the section entitled "Directors and Executive Officers" in the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 20, 2003.

Item 14.	Controls and Procedures.

          The Company's Chief Executive Officer and its Vice President of Corporate Administration, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

          There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          Item 15(a)1.          Financial Statements.

          (A)          The following financial statements are filed as part of this document in Item 8, "Financial Statements and Supplementary Data."

Page
Report of Independent Certified Public Accountants	20
Consolidated Balance Sheets as of December 31, 2002 and 2001	21-22
Consolidated Statements of Income for the years ended
December 31, 2002, 2001 and 2000	23
Consolidated Statements of Stockholders' Equity for the years
ended December 31, 2002, 2001 and 2000	24-25
Consolidated Statements of Cash Flows for the years ended
December 31, 2002, 2001 and 2000	26-27
Notes to Consolidated Financial Statements	28-45

(B) Financial Statement Schedule

Report of Independent Certified Public Accountants	57
Schedule II - Valuation and Qualifying Accounts	58

          Item 15(a)2.          Financial Statement Schedules.

          The Financial Statement Schedule set forth in the Index to Financial Statement Schedules hereto is filed as a part of this Form 10-K Report.

Item 15(a)3.          Exhibits.

Number	Description

2(a)	Share Purchase Agreement dated as of February 11, 2003 by and among Paul Elliott, Jeffrey Scott, Hastings, Inc. and Ertel Manufacturing Corporation of Canada, Ltd.

2(b)	Amendment dated March 21, 2003 to Share Purchase Agreement dated as of February 11, 2003 by and among Paul Elliott, Jeffrey Scott, Hastings, Inc. and Ertel Manufacturing Corporation of Canada, Ltd.

2(c)

Confirmation of Extension of Closing Date relating to Share Purchase Agreement dated as of February 11, 2003 by and among Paul Elliott, Jeffrey Scott, Hastings, Inc. and Ertel Manufacturing Corporation of Canada, Ltd., as amended.

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

Number	Description

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

4(f)

Fifth Amendment to Amended and Restated Letter Agreement, dated May 31, 2002, between Hastings Manufacturing Company and Bank One (formerly NBD Bank), filed as an exhibit to Quarterly Report on Form 10-Q for the period ended June 30, 2002, is here incorporated by reference.

4(g)	Sixth Amendment to Amended and Restated Letter Agreement, dated May 25, 2003, between Hastings Manufacturing Company and Bank One (formerly NBD Bank).

4(h)

Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(i)	Business Loan Agreement, dated as of January 24, 2003, between Hastings Manufacturing Company and Hastings City Bank.

4(j)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-A filed February 15, 1996, is here incorporated by reference.

10(a)	List of Recipients of Indemnity Agreement and Form of Indemnity Agreement, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2001, is here incorporated by reference.

10(b)*	1990 Restricted Stock Plan, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1998, is here incorporated by reference.

10(c)*

Stock Option and Restricted Stock Plan of 1997, as amended to date, filed as Appendix A to the Company's Proxy Statement for its 2001 annual meeting of shareholders, filed April 9, 2001, is here incorporated by reference.

10(d)*

Form of Incentive Stock Option Agreement for use under the Stock Option and Restricted Plan of 1997, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1998, is here incorporated by reference.

Number	Description

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

21	Subsidiaries of Hastings Manufacturing Company.

23	Consent of BDO Seidman, LLP.

24	Powers of Attorney.

99	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

*Management contract or compensatory plan or arrangement.

          Item 15(b).          Reports on Form 8-K.

          The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 2002.

Date of Report	Filing Date	Item(s) Reported

October 31, 2002	October 31, 2002

Under Item 9, this Form 8-K included a press release that reported the Company's third quarter 2002 earnings. Statements of operations for the three- and nine-month periods ended September 30, 2002 and 2001 were included in this press release.

December 4, 2002	December 4, 2002	Under Item 9, this Form 8-K included a press release discussing the settlement of the Company's retiree lawsuit. No financial statements were included or required to be included in this Form 8-K.

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

Dated: March 31, 2003	HASTINGS MANUFACTURING COMPANY (registrant)

By /s/ Thomas J. Bellgraph
Thomas J. Bellgraph Its Vice-President of Corporate Administration (Principal Financial and Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated (such persons constituting a majority of the board of directors).

Signature	Title	Date

/s/ Mark R.S. Johnson	Chairman, Chief Executive Officer and Director	March 31, 2003
Mark R.S. Johnson

/s/ Andrew F. Johnson*	President and Director	March 31, 2003
Andrew F. Johnson

/s/ Dale W. Koop*	Director	March 31, 2003
Dale W. Koop

/s/ Monty C. Bennett*	Director	March 31, 2003
Monty C. Bennett

/s/ Douglas A. DeCamp*	Director	March 31, 2003
Douglas A. DeCamp

/s/ William R. Cook*	Director	March 31, 2003
William R. Cook

/s/ Neil A. Gardner*	Director	March 31, 2003
Neil A. Gardner

/s/ Christopher J. Fluke*	Director	March 31, 2003
Christopher J. Fluke

*By /s/ Thomas J. Bellgraph
Thomas J. Bellgraph Attorney In Fact

CERTIFICATIONS

I, Mark R.S. Johnson, certify that:

1.	I have reviewed this annual report on Form 10-K of Hastings Manufacturing Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Mark R.S. Johnson
Mark R.S. Johnson Chief Executive Officer

I, Thomas J. Bellgraph, certify that:

1.	I have reviewed this annual report on Form 10-K of Hastings Manufacturing Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Thomas J. Bellgraph
Thomas J. Bellgraph Vice-President of Corporate Administration (Principal Financial and Accounting Officer)

HASTINGS MANUFACTURING COMPANY

AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULES

FORM 10-K ITEM 15(a)2

YEAR ENDED DECEMBER 31, 2002

HASTINGS MANUFACTURING COMPANY
AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Report of Independent Certified Public Accountants
on Financial Statement Schedule	57

Schedule:

II -- Valuation and Qualifying Accounts	58

Other schedules have been omitted because they were inapplicable or otherwise not required.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

Hastings Manufacturing Company
Hastings, Michigan

The audits referred to in our report dated February 28, 2003, except Note 13, which is dated March 27, 2003, relating to the consolidated financial statements of Hastings Manufacturing Company and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
February 28, 2003

HASTINGS MANUFACTURING COMPANY AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions/ write-offs	Balance at end of period
	$	$	$	$	$

Year Ended December 31, 2002:

Allowance for possible
losses on receivables	310,000	156,000	-	141,000	325,000

Year Ended December 31, 2001:

Allowance for possible
losses on receivables	225,000	97,500	-	12,500	310,000

Year Ended December 31, 2000:

Allowance for possible
losses on receivables	230,000	198,500	-	203,500	225,000

EXHIBIT INDEX

Number	Description

2(a)	Share Purchase Agreement dated as of February 11, 2003 by and among Paul Elliott, Jeffrey Scott, Hastings, Inc. and Ertel Manufacturing Corporation of Canada, Ltd.

2(b)	Amendment dated March 21, 2003 to Share Purchase Agreement dated as of February 11, 2003 by and among Paul Elliott, Jeffrey Scott, Hastings, Inc. and Ertel Manufacturing Corporation of Canada, Ltd.

2(c)

Confirmation of Extension of Closing Date relating to Share Purchase Agreement dated as of February 11, 2003 by and among Paul Elliott, Jeffrey Scott, Hastings, Inc. and Ertel Manufacturing Corporation of Canada, Ltd., as amended.

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

4(f)

Fifth Amendment to Amended and Restated Letter Agreement, dated May 31, 2002, between Hastings Manufacturing Company and Bank One (formerly NBD Bank), filed as an exhibit to Quarterly Report on Form 10-Q for the period ended June 30, 2002, is here incorporated by reference.

Number	Description

4(g)	Sixth Amendment to Amended and Restated Letter Agreement, dated May 25, 2003, between Hastings Manufacturing Company and Bank One (formerly NBD Bank).

4(h)

Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(i)	Business Loan Agreement, dated as of January 24, 2003, between Hastings Manufacturing Company and Hastings City Bank.

4(j)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-A filed February 15, 1996, is here incorporated by reference.

10(a)	List of Recipients of Indemnity Agreement and Form of Indemnity Agreement, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2001, is here incorporated by reference.

10(b)*	1990 Restricted Stock Plan, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 1998, is here incorporated by reference.

10(c)*

Stock Option and Restricted Stock Plan of 1997, as amended to date, filed as Appendix A to the Company's Proxy Statement for its 2001 annual meeting of shareholders, filed April 9, 2001, is here incorporated by reference.

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

21	Subsidiaries of Hastings Manufacturing Company.

23	Consent of BDO Seidman, LLP.

24	Powers of Attorney.

99	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

*Management contract or compensatory plan or arrangement.