Form 10-Q
period 2003-03-31
HASTINGS MANUFACTURING CO
filed 2003-05-15
CIK 46109

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number

March 31, 2003	1-3574

HASTINGS MANUFACTURING COMPANY
(Exact name of registrant as specified in its charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-0633740 (I.R.S. Employer Identification No.)

325 North Hanover Street Hastings, Michigan (Address of Principal Executive Offices)	49058 (Zip Code)

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

Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2003

Common stock, $2 par value	762,446 shares

Hastings Manufacturing Company and Subsidiaries

Contents
===============================================

FORWARD-LOOKING STATEMENTS	Page

PART I - FINANCIAL INFORMATION	3

Item 1 - Financial Statements:

Report on Review by Independent Certified Public Accountants	4

Condensed Consolidated Balance Sheets -
March 31, 2003 and December 31, 2002	5-6

Condensed Consolidated Statements of Income -
Three Months Ended March 31, 2003 and 2002	7

Condensed Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2003 and 2002	8

Notes to Condensed Consolidated Financial Statements	9-14

Review by Independent Certified Public Accountants	15

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations	16-22

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	22

Item 4 - Controls and Procedures	22

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K	23

FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this Form 10-Q include forward-looking statements that describe plans, objectives, goals, expectations or projections of the Company. These forward-looking statements are identifiable by words or phrases indicating that the Company or management "expects," "anticipates," "projects," "plans" or "believes" that a particular event or result "may occur," "should occur," "will likely occur" or "may possibly occur" in the future, or that an event or result is "probable," "more likely than not" or "less likely than not," or similar statements. In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Form 10-Q, there are many important factors that could cause actual results to be materially different from the Company's current expectations.

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

Cost of sales and operating expenses may be adversely affected by unexpected costs associated with various issues. For example, future cost of sales could be affected by unexpected expenses related to the future maintenance of a lean manufacturing environment. Future operating expenses could also be affected, for example, by such items as unexpected large claims within the Company's self-funded group health insurance plan or bad debt expenses related to deterioration in the credit worthiness of a customer or customers. Furthermore, the economies of scale and operating results actually realized from the Company's March 2003 acquisitions of Ertel and Syzygy may not be at the level anticipated by the Company.

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

Report on Review by Independent Certified Public Accountants

Board of Directors
Hastings Manufacturing Company
Hastings, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Hastings Manufacturing Company and subsidiaries as of March 31, 2003, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2003. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/BDO Seidman, LLP

BDO Seidman, LLP
Grand Rapids, Michigan
May 2, 2003

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets
=============================================

Assets (Note 2 and 3)	March 31, 2003	December 31, 2002

Current Assets
Cash	$340,810	$956,660
Accounts receivable, less allowance for
possible losses of $580,000 and $325,000	9,100,939	5,159,586
Refundable income taxes	145,332	72,734
Inventories:
Finished products	13,828,422	8,482,586
Work in process	389,554	345,418
Raw materials	1,399,083	1,405,092
Prepaid expenses and other assets	180,519	121,732
Future income tax benefits	1,840,457	1,860,457

Total Current Assets	27,225,116	18,404,265

Property and Equipment
Land and improvements	650,754	607,720
Buildings	5,615,404	5,453,033
Machinery and equipment	22,205,095	21,847,270

	28,471,253	27,908,023
Less accumulated depreciation	22,110,739	21,701,776

Net Property and Equipment	6,360,514	6,206,247

Future Income Tax Benefits	6,517,817	6,379,240

Goodwill	5,690,599	-

Intangible Assets	1,937,384	-

Other Assets	103,459	134,070

	$47,834,889	$31,123,822

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets

Liabilities and Stockholders' Equity (Notes 2 and 3)	March 31, 2003	December 31, 2002

Current Liabilities
Notes payable to banks	$12,321,320	$4,200,000
Accounts payable	5,238,683	2,575,242
Accruals:
Compensation	416,895	477,009
Taxes other than income	142,106	162,472
Restructuring	576,137	-
Miscellaneous	313,190	107,750
Current portion of postretirement
benefit obligation	1,282,903	1,282,903
Current maturities of long-term debt	1,431,792	800,000

Total Current Liabilities	21,723,026	9,605,376

Deferred income taxes	829,911	-

Long-Term Debt, less current maturities	5,089,517	1,135,000

Pension and Deferred Compensation
Obligations, less current portion	6,320,199	6,283,739

Postretirement Benefit Obligation,
less current portion	10,686,924	11,145,381

Total Liabilities	44,649,577	28,169,496

Stockholders' Equity
Preferred stock, $2 par value, authorized and
unissued 500,000 shares	-	-
Common stock, $2 par value, 1,750,000
shares authorized; 762,446 shares issued
and outstanding	1,524,892	1,524,892
Additional paid-in capital	202,499	202,499
Retained earnings	8,037,677	8,049,428
Accumulated other comprehensive income (Note 5):
Cumulative foreign currency translation
adjustment	(836,754)	(1,074,522)
Derivative adjustment	(2,557)	(7,526)
Pension liability adjustment	(5,740,445)	(5,740,445)
Total accumulated other comprehensive
income	(6,579,756)	(6,822,493)

Total Stockholders' Equity	3,185,312	2,954,326

	$47,834,889	$31,123,822

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Income
=================================================

Three months ended March 31,	2003	2002

Net Sales	$8,375,014	$9,331,829

Cost of Sales	5,859,376	6,379,301

Gross profit	2,515,638	2,952,528

Operating Expenses
Advertising	32,836	58,189
Selling	817,037	756,284
General and administrative	1,588,362	1,523,401

	2,438,235	2,337,874

Operating income	77,403	614,654

Other Expenses
Interest expense	89,479	113,326
Other, net	675	3,685

	90,154	117,011

Income (loss) before income tax expense (benefit)	(12,751)	497,643

Income Tax Expense (Benefit)	(1,000)	202,000

Net Income (Loss)	$(11,751)	$295,643

Basic and Diluted Net Income (Loss)
Per Share of Common Stock (Note 4)	$(.02)	$.40

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows
=================================================

Three months ended March 31,	2003	2002

Operating Activities
Net income (loss)	$(11,751)	$295,643
Adjustments to reconcile net income (loss) to net
cash from (for) operating activities, net of effects
of acquisitions:
Depreciation	325,057	340,194
Gain on sale of equipment	(9,000)	-
Deferred income taxes	20,000	178,000
Change in net retirement and postretirement benefit obligations	(411,957)	(141,949)
Changes in operating assets and liabilities:
Accounts receivable	(1,644,465)	(1,586,513)
Refundable income taxes	(28,379)	(14,208)
Inventories	(626,898)	(100,962)
Prepaid expenses and other current assets	31,411	54,332
Other assets	10,578	1,710
Accounts payable and accruals	542,370	1,019,447

Net cash from (for) operating activities	(1,803,034)	45,694

Investing Activities
Capital expenditures	(68,472)	(174,126)
Proceeds from sale of equipment	9,515	-
Acquisitions, net of cash received	(4,063,588)	-

Net cash for investing activities	(4,122,545)	(174,126)

Financing Activities
Proceeds from issuance of notes payable to banks	10,121,320	1,500,000
Principal payments on notes payable to banks	(6,534,679)	(1,000,000)
Principal payments on long-term debt	(200,000)	(525,000)
Proceeds from mortgage payable	1,890,089	-

Net cash from (for) financing activities	5,276,730	(25,000)

Effect of Exchange Rate Changes on Cash	32,999	(795)

Net Decrease in Cash	(615,850)	(154,227)

Cash, beginning of period	956,660	578,695

Cash, end of period	$340,810	$424,468

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$74,568	$103,913
Income taxes, net of refunds	10,262	22,569

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements
=====================================================

Note 1 - Basis of Presentation

In the opinion of the management of Hastings Manufacturing Company and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the Company's financial position as of March 31, 2003, and the Company's results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the expected results for all of 2003.

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

Acquisitions

As discussed in Note 2, the accompanying condensed consolidated balance sheet as of March 31, 2003 includes the accounts of the acquired businesses. Results of operations of the acquired businesses will be included in the Company's consolidated results of operations beginning in the second quarter of 2003.

Stock Compensation

As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation - Transition and Disclosure (SFAS No. 148) in December 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reporting results. The Company has decided to continue to account for stock-based employee compensation using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted under SFAS No. 148. Because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized at the date of issuance. Historically, the Company's stock options are 100% vested on the date of grant and, since inception of the plan, have been granted in the fourth quarter of each year. There were no stock option grants in the first quarter of 2003 or the first quarter of 2002 and, therefore, there is no pro forma effect on net income and earnings per share during these periods.

Note 2 - Acquisitions

On March 27, 2003, the Company, through its Canadian subsidiary, Hastings, Inc., acquired 100 percent of the outstanding shares of Ertel Manufacturing Corporation of Canada, Ltd. ("Ertel") and Syzygy Auto Distribution Inc. ("Syzygy"), both Canadian corporations. Ertel and Syzygy are referred to below collectively as the "Acquired Companies." The accompanying condensed consolidated balance sheet as of March 31, 2003 includes the accounts of the Acquired Companies. The operating results of the Acquired Companies will be included in the Company's consolidated results of operations beginning in the second quarter of 2003. Prior to being acquired, Ertel's and Syzygy's net sales for the year ended December 31, 2002 were approximately $16,235,000 and $149,000, respectively. (All amounts set forth in this Note 2 are in U.S. dollars.)

Ertel distributes a full line of internal engine parts through a network of distribution centers located throughout Canada. Syzygy is a distributor of consignment aftermarket products in Canada through Ertel's distribution network. As a result of these acquisitions, the Company (through Hastings, Inc.) is expected to be a leading Canadian distributor of internal engine components, including piston rings, pistons, gaskets, bearings, camshafts and other parts. The Company expects to reduce costs of the combined Canadian operations through economies of scale and various operational synergies.

Prior to the acquisitions, the Acquired Companies were closely related parties. For the purpose of this note, the purchase transactions were aggregated. Due to the nature of the distribution operations of the Acquired Companies, the purchase price was primarily determined based on the Acquired Companies' past operating results rather than their tangible assets. The acquisitions were accounted for under the purchase method of accounting with allocated goodwill and other intangible assets of $5,690,599 and $1,937,384, respectively, none of which will be deductible for tax purposes. The purchase price payable to the sellers was $6,979,220, including $4,083,000 of cash and $2,896,220 of secured term notes payable issued to the sellers (see Note 3). The total purchase price, for accounting purposes, including estimated acquisition and restructuring costs, amounted to $7,695,303. Acquisition costs have been estimated at $139,946 and estimated costs relating to restructuring efforts, as discussed below, amounted to $576,137. The final purchase price (for accounting purposes) will change as actual acquisition and restructuring costs are determined. The following is an allocation of the total estimated purchase price:

Current assets	$7,178,157
Property and equipment	335,250
Intangible assets	1,937,384
Goodwill	5,690,599

Total assets acquired	15,141,390

Current liabilities	2,235,536
Deferred income taxes	678,160
Long-term debt	4,532,391

Total liabilities assumed	7,446,087

$7,695,303

Intangible assets of $1,937,384 were independently valued by a third party and include a trademark and a customer contract with estimated fair market values of $1,801,964 and $135,420, respectively. The trademark has an estimated useful life of 20 years while the customer contract is in effect through June 2005.

The following unaudited pro forma financial information presents results as if the acquisitions had occurred at the beginning of the respective periods:

Three months ended March 31,	2003	2002

Net sales	$12,075,181	$13,523,850
Net income (loss)	(190,112)	308,617
Basic earnings (loss) per share	(.26)	.41
Diluted earnings (loss) per share	(.26)	.41

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional depreciation and amortization expense as a result of adjustments to property and equipment and intangible assets arising from the acquisitions, and from interest expense on acquisition debt. The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisitions occurred at the beginning of the respective periods or of future results. They do not include adjustments for reduced costs such as duplicative executive salaries in the Company's Canadian operations expected to result from economies of scale and operational synergies.

In connection with the acquisitions, the Company incurred an estimated $576,137 of restructuring costs as a result of severance of work force, lease termination costs associated with the elimination of duplicate leased distribution centers and other contract terminations. These restructuring costs, which are expected to be paid within the next 12 months, consisted of $401,747 of employee termination benefits for approximately 20 salaried employees and $174,390 related to lease and other contract terminations.

Note 3 - Short-Term and Long-Term Debt

In connection with the acquisitions discussed in Note 2, the Company restructured its U.S. and Canadian loan agreements. The Company's U.S. secured short-term line with its primary lender was increased from $4,250,000 to $7,000,000. This short-term line increase was the result of a sixth amendment to the Company's loan agreement. In addition to the short-term line increase, this latest amendment resulted in the following changes to the primary terms of the U.S. loan agreement: (1) an adjustment to the maximum limitation on permitted short-term borrowings equal to a "borrowing base" amounting to the sum of 75% of the value of eligible accounts receivable, 35% of the value of eligible finished goods and raw materials inventories and 20% of the inventory LIFO reserve, all related to U.S. accounts receivable and inventory, (2) a revision of the maturity date on the short-term line to April 30, 2004, (3) a revision to the effective interest rates, as discussed below, and (4) the addition of, and adjustment to, certain affirmative and negative covenants contained in the agreement. Required principal payments related to the Company's U.S. term loan remained unchanged. Borrowings under the short-term line and the term loan are secured by all U.S. accounts receivable, inventory, furniture and equipment, personal property, a mortgage lien on the Company's U.S. real property and the pledge of 65% of the capital stock of all foreign subsidiaries and are guaranteed by the Company's domestic subsidiary.

Interest for both the U.S. short-term and long-term borrowings is based on two different pricing options: a Eurodollar rate plus a factor and a floating rate (greater of the federal funds rate plus a factor, or the prime rate). As amended, the effective Eurodollar rate on the short-term line is increased by a margin rate ranging from 2.50% to 3.25%. The effective floating rate on the short-term line is the prime rate adjusted by a margin rate ranging from (.25%) to .25%. The effective Eurodollar rate on the long-term borrowings is increased by a margin rate of 2.65%. The effective floating rate on the long-term borrowings is the prime rate. The margin rates are based upon certain consolidated performance parameters. The Company is also subject to a fee on the unused portion of the short-term line at a rate of .25%.

In the U.S., the Company maintains an additional $1,500,000 unsecured line of credit with a bank, with interest based on prime.

In Canada, Hastings, Inc.'s secured $700,000 short-term line with its former lender was replaced with a secured $5,784,000 short-term line with the Canadian affiliate of the Company's primary lender. Maximum borrowings under the short-term line are limited to a "borrowing base" computed as described above for the Company's U.S. loan agreement (except for inventory, which is eligible for up to 40% of its value) relating to the U.S. short-term line, as applied to Canadian accounts receivable and inventory. This new line is secured by all Canadian accounts receivable, inventory and equipment and, through an unlimited guarantee of the Company, all other assets of the Company. Hastings, Inc. also borrowed $1,890,000 on a term loan that is secured by a first mortgage on its land and buildings located in Barrie, Ontario. This term loan is payable in 60 equal principal payments through March 2008, plus interest at prime plus 1.75%.

Interest for the Canadian short-term line is based on two different pricing options, a cost of funds rate (the bank's base rate for fixed rate loans) plus a factor and a floating rate (the prime rate) plus a factor. The effective cost of funds rate is increased by a margin rate ranging from 2.50%

to 3.25%. The effective floating rate is the prime rate increased by a margin rate ranging from 1.00% to 1.75%. The margin rates are based upon certain consolidated performance parameters. The Company is also subject to a fee on the unused portion of the short-term line at a rate of .25%.

With this new borrowing capacity, the Company financed the $4,083,000 of cash paid in the acquisitions described in Note 2. The $2,896,220 secured notes payable to the sellers, as discussed in Note 2, are comprised of two notes. The first note is for $2,215,720 and payable in 16 equal quarterly principal payments through March 2007, plus interest at prime plus 1.5%. The second note is for $680,500 and payable as a balloon payment in June 2005 with monthly interest payments at prime plus 1.5%. The notes payable to the sellers are secured by all assets of Hastings, Inc. and are subordinate to a first position by the Company's primary lender. The Canadian loan agreement and the sellers' term loan require the Company to maintain certain financial balances and ratios consistent with those required by the Company's U.S. loan agreement.

Of the total $14,284,000 short-term lines available to the Company at March 31, 2003, $1,962,680 was unused.

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used in the "basic" and "diluted" earnings per share (EPS) calculations follows:

Three months ended March 31,	2003	2002

Numerator:
Net income (loss) used for both basic and
diluted EPS calculation	$(11,751)	$295,643

Denominator:
Weighted average shares outstanding for
the period - used for basic EPS calculation	745,046	745,046
Dilutive effect of stock options and
contingently issuable shares	-	1,291
Weighted average shares outstanding for the
period - used for diluted EPS calculation	745,046	746,337

For the three months ended March 31, 2003 and 2002, the Company has not included the effect of stock options and contingently issuable shares of 80,300 and 47,380, respectively, in its calculation of diluted EPS, due to their anti-dilutive effect.

Note 5 - Comprehensive Income

Comprehensive income and its components consist of the following:

Three months ended March 31,	2003	2002

Net income (loss)	$(11,751)	$295,643
Other comprehensive income, net of tax:
Foreign currency translation adjustment	237,768	(6,529)
Derivative adjustment	4,969	14,109
Pension liability adjustment	-	-

Other comprehensive income	242,737	7,580

Comprehensive income	$230,986	$303,223

The above $4,969 and $14,109 other comprehensive income, net of tax, related to the derivative adjustment for the three months ended March 31, 2003 and 2002, respectively, are made up of the following components:

Three months ended March 31,	2003		2002
	Before Tax	Net of Tax	Before Tax	Net of Tax

Change in fair value of derivative	$ (62)	$ (41)	$ 2,040	$ 1,347
Reclassification adjustment to expense	7,591	5,010	19,337	12,762
Other comprehensive income	$ 7,529	$ 4,969	$ 21,377	$ 14,109

Hastings Manufacturing Company and Subsidiaries

Review by Independent Certified Public Accountants
=====================================================

The March 31, 2003 and 2002 condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been reviewed by BDO Seidman, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

2003 Compared to 2002

Net sales in the first quarter of 2003 decreased $956,815, or 10.3%, from $9,331,829 in the first quarter of 2002, to $8,375,014. Included in these net sales were commission revenues of $466,743 in the first quarter of 2003 and $339,718 in the first quarter of 2002, which the Company earns in exchange for providing marketing and distribution services for various engine and component manufacturers. Excluding these commission revenues, net sales of products manufactured by the Company decreased $1,083,840, or 12.1%, from $8,992,111 in the first quarter of 2002, to $7,908,271.

The net sales decrease in manufactured products reflects volume decreases in the original equipment, export and domestic and Canadian aftermarkets, slightly offset by an increase in private brand volume. The decrease in the original equipment volume reflects the decreased production volume of the domestic automotive and light-duty truck manufacturers during the first quarter of 2003. The decrease in the export volume reflects reduced volume in several of the Company's export markets, resulting from the economic and political instability present in those markets. The decrease in the domestic and Canadian aftermarkets reflects a continued industry-wide softness in the automotive replacement parts industry, combined with the loss of approximately $114,000 of sales, in the first quarter of 2003, from several production engine rebuilders in the Canadian aftermarket who went out of business in the fourth quarter of 2002. In response to the prolonged industry-wide softness in the automotive replacement parts industry, the Company implemented cost-containment measures in March 2003. These cost-containment measures are described in the "Liquidity and Capital Resources" section below. The slight volume increase in the private brand market reflects volume increases to certain of the Company's private brand customers. The increase in commission revenues reflects the volume growth observed in marketing and distributing engine component products for other companies.

2002 Compared to 2001

Net sales in the first quarter of 2002 increased $676,932, or 7.8%, from $8,654,897 in the first quarter of 2001, to $9,331,829. Included in this net sales increase was an increase in commission revenue of $270,004 in the first quarter of 2002, in comparison to the same period in 2001. Excluding this commission revenue increase, net sales of products manufactured by the Company increased $406,928, or 4.7%, from $8,585,183 in the first quarter of 2001, to $8,992,111.

The net sales increase in manufactured products in the first quarter of 2002 reflected improved sales volume in the original equipment and export markets, offset slightly by a sales decrease in the domestic aftermarket. Net sales in the private brand market and the Canadian aftermarket were relatively flat in the first quarter of 2002, in comparison to the same period in 2001. The sales increase in the original equipment volume reflected the improved production volume experienced by domestic automotive and light-duty manufacturers. The increase in the export volume reflected the continued broadening of the Company's customer base into new export markets. The sales decrease in the domestic aftermarket reflected a continued industry-wide softness in the automotive replacement parts industry. The increase in commission revenues reflected the initial success of the marketing and distribution agreements that the Company signed in 2001 with two engine component manufacturers.

COST OF SALES AND GROSS PROFIT

2003 Compared to 2002

Cost of sales in the first quarter of 2003 decreased $519,925, or 8.2%, from $6,379,301 in the first quarter of 2002, to $5,859,376. The gross profit margin on net sales decreased from 31.6% in the first quarter of 2002, to 30.0%. The decrease in cost of sales reflects the net sales decrease noted above, offset by a slight increase in shipping and distribution costs. The increased shipping and distribution costs, which contributed slightly to the decrease in the gross profit margin, primarily reflect the additional costs incurred to distribute other manufacturers' engine component products. The gross profit margin on net sales was also negatively affected by a change in sales mix. As noted above, with the exception of a slight increase in private brand volume, net sales on products manufactured by the Company decreased in the first quarter of 2003 in comparison to the same period in 2002. However, approximately $896,000 of the aforementioned $1,083,840 decrease in net sales decrease was observed in the domestic and Canadian aftermarkets. Sales in these markets have traditionally carried a higher gross profit margin in order to support the higher level of operating expenses (not included in cost of sales) associated with that volume. As noted in the "Liquidity and Capital Resources" section below, the Company instituted cost-containment measures in March 2003, primarily in an attempt to align employee production costs (which are included in cost of sales) with the net sales decrease observed in the first quarter of 2003.

2002 Compared to 2001

Cost of sales for 2002 increased $212,446, or 3.4%, from $6,166,855 in the first quarter of 2001, to $6,379,301. The gross profit margin on net sales increased from 28.7% in the first quarter of 2001, to 31.6%. The increase in cost of sales reflected the net sales increase noted above, combined with an increase in shipping and distribution costs. The increased shipping and distribution costs primarily reflected the additional costs incurred to distribute other manufacturers' engine component products. These additional costs, however, were more than offset by the commission revenue generated from the distribution of these products, and thus contributed to the increased gross profit margin. The gross profit margin was also positively affected by a reduction in several of the Company's individual inventory cost factors (material and labor) included in inventory at December 31, 2001 and charged to cost of sales in the first quarter of 2002. The lower applied material cost factor utilized in the first quarter of 2002 resulted from lower raw material costs obtained from the Company's rolled steel vendors in

2001, combined with the lower cast iron costs incurred by the Company in processing its own foundry castings in 2001. The lower applied labor cost factor utilized in the first quarter of 2002 reflected efficiencies gained through lean manufacturing throughout 2001, and decreased costs resulting from the work force reduction in the first quarter of 2001. The applied overhead cost factor utilized in the first quarter of 2002, expressed as a percentage of direct labor, remained relatively unchanged from the first quarter of 2001; however, with lower direct labor costs in 2002, applied overhead decreased, further contributing to the positive increase in gross profit margin.

OPERATING EXPENSES

2003 Compared to 2002

Total operating expenses in the first quarter of 2003 increased $100,361, or 4.3%, from $2,337,874 in the first quarter of 2002, to $2,438,235. Advertising expenses for the first quarter of 2003 decreased $25,353, or 43.6%, from the same period in 2002. This decrease primarily reflects a decrease in advertising support costs, with slight decreases also observed in printed material and ring catalog costs. Selling expenses for the first quarter of 2003 increased $60,753, or 8.0%, from the same period in 2002. This increase reflects increases in costs associated with sales personnel, sales support and agents' commissions. These increased costs reflect the additional sales support necessary to market and distribute engine components for other manufacturers. These increased costs were slightly offset by a decrease in industry trade show expense. General and administrative expenses for the first quarter of 2003 increased $64,961, or 4.3%, from the same period in 2002. This increase reflects increases in general personnel costs, the provision for doubtful accounts receivable and various general personnel support costs. These increases were slightly offset by the absence, in 2003, of approximately $33,000 in severance payments made to terminated employees in the first quarter of 2002. The increases in general personnel and various general personnel support costs, were the result of expenses incurred prior to the implementation of cost-containment measures in March 2003, as described in the "Liquidity and Capital Resources" section below. The Company should recognize a reduction in general personnel and various personnel support costs in future periods, as a result of the implementation of these cost-containment measures.

2002 Compared to 2001

Total operating expenses in the first quarter of 2002 increased $75,271, or 3.3%, from $2,262,603 in the first quarter of 2001, to $2,337,874. Advertising expenses for the first quarter of 2002 decreased $2,294, or 3.8%, from the same period in 2001. This decrease primarily reflected a decrease in printed material costs, relating to the inclusion, in 2001, of a one-time charge for the start-up of the marketing and distribution of Zollner brand pistons. Selling expenses for the first quarter of 2002 decreased $32,606, or 4.1%, from the same period in 2001. This decrease reflected declines in agents' commissions, sales personnel costs and various sales support costs, partially offset by an increase in industry trade show expense. General and administrative expenses for the first quarter of 2002 increased $110,171, or 7.8%, from the same period in 2001. This increase reflected increases in general personnel costs, property insurance, group health insurance and various general personnel support costs, offset slightly by a decrease in the provision for doubtful accounts receivable. This increase also reflected the approximate $33,000 in severance payments to terminated employees as noted above.

OTHER EXPENSES

2003 Compared to 2002

Other expenses netted to $90,154 for the first quarter of 2003 compared to a net expense of $117,011 for the first quarter of 2002. This decrease reflects decreases in interest expense and other, net expense. The decrease in interest expense reflects the lower short-term interest rates in effect for the first quarter of 2003 in comparison to the first quarter of 2002, combined with the reduced interest expense on the amortization of the Company's long-term debt. The decrease in other, net expense reflects an increased expense, in the first quarter of 2003 in comparison to the same period in 2002, associated with the Company's investment in its Casite brand products joint venture, largely offset by a $9,000 gain on sale of equipment in the first quarter of 2003.

2002 Compared to 2001

Other expenses netted to $117,011 for the first quarter of 2002 compared to a net expense of $111,818 for the first quarter of 2001. This increase reflected an increase in other, net expense, largely offset by a decrease in interest expense. The decrease in interest expense reflected the reduced short-term interest rates in effect for the first quarter of 2002 in comparison to the first quarter of 2001, combined with reduced interest expense on the amortization of the Company's long-term debt. The increase in other, net expense reflected a net expense, in the first quarter of 2002, on the Company's investment in its Casite joint venture, compared to a slight net income recognized in the same period in 2001. The increase also reflects the inclusion, in 2001, of a gain recognized on the sale of stock holdings received from one of the Company's pension fund administrators. These holdings were received when the administrator converted from a mutual structure to a stock-based structure.

TAXES ON INCOME

The first quarter 2003 effective tax rate of negative 7.8% is lower than the domestic statutory federal tax rate of 34.0% due to the Company's net loss during the period. The 2002 first quarter effective tax rate of 40.6% is higher than the 34.0% federal tax rate. Both of these periods' effective tax rates were affected by the impact of various state income taxes and the lower effective tax rate realized in various Canadian provinces.

As of March 31, 2003, the Company recorded net deferred income tax assets of $7,528,363. The major components of these assets are the tax effects of the net operating loss carryforwards and net accrued retirement and postretirement benefit obligations. The realization of these recorded benefits is dependent upon the generation of future taxable income. Management believes that it is more likely than not that adequate levels of future taxable income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations and the remaining net deductible temporary differences. However, based on the net operating loss carryforwards at March 31, 2003 (which must be utilized before foreign tax credit carryforwards can be utilized), management believes that it is more likely than not that the foreign tax credits will go unutilized prior to their expiration. As a result, a valuation allowance has been recorded for the total foreign tax credits of $45,576 at March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

In March 2003, the Company implemented cost-containment measures in response to a prolonged volume decrease in the domestic and Canadian piston ring aftermarket. The Company has observed a decline in net piston ring sales volume in the domestic and Canadian aftermarkets since the third quarter of 2000. This aftermarket volume decrease, combined with an early 2001 decline in original equipment volume, resulted in earlier cost-containment measures implemented in February 2001, as described in the Company's Form 10-K for the year ended December 31, 2000. The original equipment volume has subsequently increased, while the domestic and Canadian aftermarket volumes have continued to decline. The Company believes that the volume decreases are temporary. However, the Company determined that additional cost-containment measures were necessary in order to align its operating expenses with current market conditions and improve its profitability and cash position. The cost-containment measures consist of voluntary and involuntary layoffs in the salaried and hourly work forces, salaried payroll reductions and identification of reductions in various non-payroll expenses. As a result of the utilization of voluntary and involuntary layoffs, there were no severance costs incurred by the Company relating to the cost-containment measures implemented in March 2003.

The Company's primary cash requirements continue to be for operating expenses such as labor costs, and for funding inventory, accounts receivable and long-term debt service, including the additional debt service relating to the Company's March 2003 acquisitions of Ertel and Syzygy, as discussed below. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. These sources of cash depend on attaining future positive financial results. In March 2003, in response to a prolonged volume decrease in the domestic and Canadian piston ring aftermarket, the Company implemented cost-containment measures, as described above. The Company believes that these cost-containment measures, combined with the income derived from the sale of manufactured products, the anticipated future positive financial impact of the Ertel and Syzygy acquisitions and the Company's marketing and distribution agreements with various engine and component manufacturers, should allow it to generate sufficient cash from operations to assist it in satisfying the Company's future cash requirements. The additional funding provided under the Company's U.S. and Canadian loan agreements, restructured in March 2003 in connection with the Ertel and Syzygy acquisitions, as detailed in Note 3 to the accompanying condensed consolidated financial statements, should also assist the Company in satisfying its future cash requirements. The Company's short-term and long-term debt represents its primary contractual obligations as of March 31, 2003. The Company is also a party to various lease commitments and other contractual obligations. The Company has no off-balance sheet arrangements. Total short-term lines available to the Company as of March 31, 2003 totaled $14,284,000, of which $1,962,680 was unused. A significant portion of the Ertel and Syzygy acquisitions was funded with short-term debt established for the sole purpose of the purchase transaction. Multiple economies of scale are anticipated as the Company integrates the acquired operations. As those economies of scale develop, it is the Company's intent to address its current financing arrangements, with the likely prospect of converting certain of those obligations into long-term financing vehicles.

During the first quarter of 2003, the Company used $1,803,034 of cash for operating activities. The realized net loss, combined with a decrease in the net retirement and postretirement benefit obligations and an increase in accounts receivable and inventories, were slightly offset by the realized depreciation and an increase in accounts payable and accruals. The decrease in the net retirement and postretirement benefit obligations reflects the excess of actual postretirement benefit claims paid over the actuarially determined annual expense. The increase in accounts receivable primarily reflects the terms associated with the various marketing and distribution agreements. The increase in inventories primarily reflects the effect of production requirements and raw material purchases outpacing customer demand. As previously noted, the Company implemented cost-containment measures in March 2003, in response to a prolonged volume decrease in the domestic and Canadian piston ring aftermarket. As part of these measures, the Company also adjusted its production volumes and its raw material purchases in order to bring inventory levels more in-line with customer demand. While the Company was not able to recognize the cash impact of these inventory reduction measures in the first quarter of 2003, it does expect to generate cash from a reduction in inventory in future periods. The increase in accounts payable and accruals primarily reflects an increase in the workers compensation accrual combined with an increase in the accrual associated with the Company's various marketing and distribution agreements. The increase in the workers compensation accrual reflects the accrual of workers compensation exposure to certain levels. The increase in the accrual associated with the marketing and distribution agreements reflects the volume growth observed in Karl Schmidt Unisia (KUS) and Automotive Components Limited (ACL) product for the first quarter of 2003, in comparison to the volume that was recorded as a payable at December 31, 2002. Under the terms of the marketing and distribution agreements, the Company bills the customer and records a receivable for the gross sales amount. The Company then nets the gross sales amount down to the earned commission amount that it receives for performing the marketing and distribution services by recording a payable to the engine component manufacturers that are parties to those agreements. The investing activities for the first quarter of 2003 primarily reflect the cash used for the acquisitions of Ertel and Syzygy, as detailed in Note 2 to the accompanying condensed consolidated financial statements. The financing activities for the first quarter of 2003 reflect the working capital requirements that were needed to fund the operating activities noted above, combined with the financing utilized to purchase Ertel and Syzygy. The financing activities also reflect the principal payment required under the Company's U.S. term loan agreement.

During the first quarter of 2002, the Company generated $45,694 of net cash from operating activities. The realized net income and depreciation, combined with a decrease in deferred income taxes and an increase in accounts payable and accruals, were partially offset by increases in accounts receivable and inventories, and a decrease in the net retirement and postretirement benefit obligations. The decrease in deferred income taxes reflected the utilization of a portion of the net operating loss carryforward based on first quarter earnings. The increase in accounts payable and accruals and the increase in accounts receivable primarily reflected the terms associated with the marketing and distribution agreements noted above. The increase in inventories represented a planned increase in the Company's inventory to certain levels. The decrease in the net retirement and postretirement benefit obligations reflected the excess of actual postretirement benefit claims paid over the actuarially determined annual expense. The investing activities for the first quarter of 2002 reflected the Company's continued support of its lean manufacturing environment, as well as capital expenditures for the modernization of the Company's main distribution center. The financing activities for the first quarter of 2002 reflected the working capital requirements that were primarily needed to fund the operating activity items noted above. The financing activities also reflected a $200,000 principal payment, in accordance with the Company's term loan agreement, combined with a required $325,000 prepayment of long-term debt borrowings pertaining to the sale of the Company's non-business related real property in November 2001.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks, which include changes in interest rates and changes in the foreign currency exchange rate as measured against the U.S. dollar.

The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company is exposed to interest rate changes primarily as a result of its variable rate lines of credit and its variable rate long-term borrowings. Of the $14,284,000 total short-term lines available to the Company at March 31, 2003, $12,321,320 was outstanding. With respect to its variable rate long-term borrowings, the Company has entered into an interest rate swap agreement essentially to fix the interest rate on $330,000 of the total $5,089,517 outstanding borrowings at March 31, 2003. The interest rate swap agreement expires in June 2003. As described in the "Liquidity and Capital Resources" section of Item 2 above, management is currently reviewing its short-term and long-term financing options. As a part of this review, management will review the Company's anticipated future interest rate exposure to determine if the Company will utilize interest rate swap agreements in the future. The Company does not use derivative financial instruments for trading purposes. Management believes that it is not likely that fluctuations in interest rates in the near future will have a material impact on the Company's consolidated financial statements taken as a whole. However, the possibility for such fluctuations has increased recently with the significant addition of variable rate borrowings.

The Company has a manufacturing/distribution facility in Canada and, as previously discussed, acquired Ertel and Syzygy, two Canadian distribution companies, in March 2003. These entities' sales are denominated in Canadian dollars, thereby creating exposures to changes in exchange rates. Changes in the Canadian/U.S. exchange rate may positively or negatively affect the Company' sales, gross margins and retained earnings. The Company attempts to minimize currency exposure through working capital management. The Company does not hedge its exposure to translation gains and losses relating to foreign currency net asset exposures.

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

Exhibit Number

2(a)

Share Purchase Agreement dated as of February 11, 2003 by and among Paul Elliott, Jeffrey Scott, Hastings, Inc. and Ertel Manufacturing Corporation of Canada, Ltd., filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2002, is here incorporated by reference.

2(b)

Amendment dated March 21, 2003 to Share Purchase Agreement dated as of February 11, 2003 by and among Paul Elliott, Jeffrey Scott, Hastings, Inc. and Ertel Manufacturing Corporation of Canada, Ltd., filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2002, is here incorporated by reference.

2(c)

Confirmation of Extension of Closing Date relating to Share Purchase Agreement dated as of February 11, 2003 by and among Paul Elliott, Jeffrey Scott, Hastings, Inc. and Ertel Manufacturing Corporation of Canada, Ltd., as amended, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2002, is here incorporated by reference.

2(d)

Share Purchase Agreement relating to Syzygy Auto Distribution Inc. dated as of February 11, 2003 by and among Ann Jackson, Lydia Scott and Hastings, Inc., filed as an exhibit to the Form 8-K Current Report filed April 11, 2003, is here incorporated by reference.

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

4(c)

Second Amendment to Amended and Restated Letter Agreement, dated March 30, 2000, between Hastings Manufacturing Company and Bank One (formerly NBD), filed as exhibit to the Form 10-Q Quarterly Report for the period ended March 31, 2000, is here incorporated by reference.

4(d)

Third Amendment to Amended and Restated Letter Agreement, dated October 31, 2000, between Hastings Manufacturing Company and Bank One (formerly NBD), filed as exhibit to the Form 10-K Annual Report for the year ended December 31, 2000, is here incorporated by reference.

4(e)

Fourth Amendment to Amended and Restated Letter Agreement, dated March 21, 2001, between Hastings Manufacturing Company and Bank One (formerly NBD), filed as exhibit to the Form 10-K Annual Report for the year ended December 31, 2000, is here incorporated by reference.

4(f)

Fifth Amendment to Amended and Restated Letter Agreement, dated May 31, 2002, between Hastings Manufacturing Company and Bank One (formerly NBD), filed as exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 2002, is here incorporated by reference.

4(g)

Sixth Amendment to Amended and Restated Letter Agreement, dated March 25, 2003, between Hastings Manufacturing Company and Bank One (formerly NBD Bank) filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2002, is here incorporated by reference.

4(h)

Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(i)	Loan Agreement, dated as of March 26, 2003, between Hastings, Inc. and Bank One, NA, Canada Branch.

4(j)

Business Loan Agreement, dated as of January 2, 2003, between Hastings Manufacturing Company and Hastings City Bank, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2002, is here incorporated by reference.

4(k)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-A filed February 15, 1996, is here incorporated by reference.

15	Letter Regarding Unaudited Interim Financial Information.

99	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

          (b)          The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2003.

Date of Report	Filing Date	Item(s) Reported

February 12, 2003	February 12, 2003	Under Item 9, this Form 8-K included a press release that reported that the Company had entered into an agreement to acquire Ertel Manufacturing Corporation of Canada, Ltd.

March 19, 2003	March 19, 2003

Under Item 9, this Form 8-K included a press release that reported the Company's financial results for the year ended December 31, 2002. The press release included condensed consolidated statements of operations for the years ended December 31, 2002, December 31, 2001 and December 31, 2000.

          These Form 8-Ks were furnished pursuant to Regulation FD and are considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASTINGS MANUFACTURING COMPANY

Date: May 15, 2003	/s/ Thomas J. Bellgraph
Thomas J. Bellgraph Vice President of Corporate Administration (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Mark R.S. Johnson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hastings Manufacturing Company;

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Mark R.S. Johnson
Mark R.S. Johnson Chief Executive Officer

I, Thomas J. Bellgraph, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hastings Manufacturing Company;

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Thomas J. Bellgraph
Thomas J. Bellgraph Vice-President of Corporate Administration (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number

2(a)

Share Purchase Agreement dated as of February 11, 2003 by and among Paul Elliott, Jeffrey Scott, Hastings, Inc. and Ertel Manufacturing Corporation of Canada, Ltd., filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2002, is here incorporated by reference.

2(b)

Amendment dated March 21, 2003 to Share Purchase Agreement dated as of February 11, 2003 by and among Paul Elliott, Jeffrey Scott, Hastings, Inc. and Ertel Manufacturing Corporation of Canada, Ltd., filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2002, is here incorporated by reference.

2(c)

Confirmation of Extension of Closing Date relating to Share Purchase Agreement dated as of February 11, 2003 by and among Paul Elliott, Jeffrey Scott, Hastings, Inc. and Ertel Manufacturing Corporation of Canada, Ltd., as amended, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2002, is here incorporated by reference.

2(d)

Share Purchase Agreement relating to Syzygy Auto Distribution Inc. dated as of February 11, 2003 by and among Ann Jackson, Lydia Scott and Hastings, Inc., filed as an exhibit to the Form 8-K Current Report filed April 11, 2003, is here incorporated by reference.

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

Exhibit Number

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

4(f)

Fifth Amendment to Amended and Restated Letter Agreement, dated May 31, 2002, between Hastings Manufacturing Company and Bank One (formerly NBD Bank), filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 2002, is here incorporated by reference.

4(g)

Sixth Amendment to Amended and Restated Letter Agreement, dated March 25, 2003, between Hastings Manufacturing Company and Bank One (formerly NBD Bank), filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2002, is here incorporated by reference.

4(h)

Restated Master Agreement dated August 10, 1998, regarding an interest rate swap transaction between Hastings Manufacturing Company and NBD Bank, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended September 30, 1998, is here incorporated by reference.

4(i)	Loan Agreement, dated as of March 26, 2003, between Hastings, Inc. and Bank One, NA, Canada Branch.

4(j)

Business Loan Agreement, dated as of January 24, 2003, between Hastings Manufacturing Company and Hastings City Bank, filed as an exhibit to the Form 10-K Annual Report for the year ended December 31, 2002, is here incorporated by reference.

4(k)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-A filed February 15, 1996, is here incorporated by reference.

15	Letter Regarding Unaudited Interim Financial Information.

99	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.