Form 10-Q
period 2003-06-30
HASTINGS MANUFACTURING CO
filed 2003-08-19
CIK 46109

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003	Commission File Number 1-3574

HASTINGS MANUFACTURING COMPANY
(Exact name of registrant as specified in its charter)

Michigan (State or other Jurisdiction of Incorporation or Organization)	38-0633740 (I.R.S. Employer Identification No.)

325 North Hanover Street Hastings, Michigan (Address of Principal Executive Offices)	49058 (Zip Code)

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

Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2003

Common stock, $2 par value	762,446 shares

Hastings Manufacturing Company and Subsidiaries

Contents

Page

FORWARD-LOOKING STATEMENTS	3

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

Report on Review by Independent Certified Public Accountants	4

Condensed Consolidated Balance Sheets -
June 30, 2003 and December 31, 2002	5-6

Condensed Consolidated Statements of Income -
Three Months and Six Months Ended June 30, 2003 and 2002	7

Condensed Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2003 and 2002	8

Notes to Condensed Consolidated Financial Statements	9-14

Review by Independent Certified Public Accountants	15

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations	16-22

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	22

Item 4 - Controls and Procedures	23

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders	23

Item 6 - Exhibits and Reports on Form 8-K	24-26

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

Report on Review by Independent Certified Public Accountants

Board of Directors
Hastings Manufacturing Company
Hastings, Michigan

We have reviewed the accompanying condensed consolidated balance sheets of Hastings Manufacturing Company and subsidiaries as of June 30, 2003, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2003 and 2002, and cash flows for the six-month periods ended June 30, 2003 and 2002, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2003. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/BDO Seidman, LLP

BDO Seidman, LLP
Grand Rapids, Michigan
August 14, 2003

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets

Assets (Notes 2 and 3)	June 30, 2003	December 31, 2002

Current Assets
Cash	$364,484	$956,660
Accounts receivable, less allowance for possible losses of $680,000 and $325,000	9,837,240	5,159,586
Refundable income taxes	128,918	72,734
Inventories:
Finished products	13,002,867	8,482,586
Work in process	346,554	345,418
Raw materials	1,634,969	1,405,092
Prepaid expenses and other assets	209,373	121,732
Future income tax benefits	1,896,457	1,860,457

Total Current Assets	27,420,862	18,404,265

Property and Equipment
Land and improvements	678,558	607,720
Buildings	5,709,232	5,453,033
Machinery and equipment	22,461,209	21,847,270

	28,848,999	27,908,023
Less accumulated depreciation	22,554,286	21,701,776

Net Property and Equipment	6,294,713	6,206,247

Future Income Tax Benefits	6,516,499	6,379,240

Goodwill	6,540,481	-

Intangible Assets	2,059,633	-

Other Assets	80,922	134,070

	$48,913,110	$31,123,822

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets

Liabilities and Stockholders' Equity (Notes 2 and 3)	June 30, 2003	December 31, 2002

Current Liabilities
Notes payable to banks	$14,032,000	$4,200,000
Accounts payable	4,621,753	2,575,242
Accruals:
Compensation	377,710	477,009
Taxes other than income	203,271	162,472
Restructuring	554,632	-
Miscellaneous	133,846	107,750
Current portion of postretirement benefit obligation	1,282,903	1,282,903
Current maturities of long-term debt	2,291,716	800,000

Total Current Liabilities	23,497,831	9,605,376

Deferred Income Taxes	946,837	-

Long-Term Debt, less current maturities	4,371,046	1,135,000

Pension and Deferred Compensation Obligations, less current portion	6,135,610	6,283,739
Postretirement Benefit Obligation, less current portion	10,453,289	11,145,381

Total Liabilities	45,404,613	28,169,496

Stockholders' Equity
Preferred stock, $2 par value, authorized and unissued 500,000 shares	-	-
Common stock, $2 par value, 1,750,000 shares authorized; 762,446 shares issued and outstanding	1,524,892	1,524,892
Additional paid-in capital	202,499	202,499
Retained earnings	8,077,741	8,049,428
Accumulated other comprehensive income (Note 5):
Cumulative foreign currency translation adjustment	(556,190)	(1,074,522)
Derivative adjustment	-	(7,526)
Pension liability adjustment	(5,740,445)	(5,740,445)

Total accumulated other comprehensive income	(6,296,635)	(6,822,493)

Total Stockholders' Equity	3,508,497	2,954,326

	$48,913,110	$31,123,822

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Income

	Three months ended		Six months ended
June 30,	2003	2002	2003	2002

Net Sales	$12,435,286	$9,891,351	$20,810,300	$19,223,180
Cost of Sales	8,870,080	6,680,920	14,729,456	13,060,221

Gross profit	3,565,206	3,210,431	6,080,844	6,162,959

Operating Expenses
Advertising	44,080	51,138	76,916	109,327
Selling	1,068,469	754,944	1,885,506	1,511,228
General and administrative	2,263,919	1,660,826	3,852,281	3,184,227

	3,376,468	2,466,908	5,814,703	4,804,782

Operating income	188,738	743,523	266,141	1,358,177

Other Expense (Income)
Interest expense	296,454	95,443	385,933	208,769
Net gain on foreign currency transactions	(182,186)	(3,057)	(188,423)	(4,951)
Other, net	12,406	(10,915)	19,318	(5,336)

	126,674	81,471	216,828	198,482

Income before income tax expense	62,064	662,052	49,313	1,159,695

Income Tax Expense	22,000	262,000	21,000	464,000

Net Income	$40,064	$400,052	$28,313	$695,695

Basic Earnings Per Share of Common Stock (Note 4)	$.05	$.54	$.04	$.93
Diluted Earnings Per Share of Common Stock (Note 4)	$.05	$.53	$.04	$.93

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows

Six months ended June 30,	2003	2002

Operating Activities
Net income	$28,313	$695,695
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation and amortization	710,654	683,061
Gain on sale of equipment	(9,000)	-
Net gain on foreign currency transactions	(188,423)	(4,951)
Deferred income taxes	8,000	408,000
Change in net retirement and postretirement benefit obligations	(819,939)	(56,925)
Changes in operating assets and liabilities, net of amounts acquired from business acquisitions:
Accounts receivable	(1,930,089)	(1,623,247)
Refundable income taxes	(4,500)	(38,227)
Inventories	432,070	(526,726)
Prepaid expenses and other current assets	11,901	57,477
Other assets	33,115	(9,463)
Accounts payable and accruals	318,356	1,363,384

Net cash from (for) operating activities	(1,409,542)	948,078

Investing Activities
Capital expenditures	(230,913)	(346,734)
Proceeds from sale of property and equipment	9,535	59,228
Acquisitions, net of cash received	(4,441,661)	-

Net cash for investing activities	(4,663,039)	(287,506)

Financing Activities
Proceeds from issuance of notes payable to banks	11,361,929	4,000,000
Principal payments on notes payable to banks	(7,375,521)	(4,100,000)
Proceeds from mortgage payable	1,890,089	-
Principal payments on long-term debt	(455,977)	(725,000)

Net cash from (for) financing activities	5,420,520	(825,000)

Effect of Exchange Rate Changes on Cash	59,885	20,204

Net Decrease in Cash	(592,176)	(144,224)

Cash, beginning of period	956,660	578,695

Cash, end of period	$364,484	$434,471

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$267,206	$201,118
Income taxes, net of refunds	29,360	38,134

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

In the opinion of the management of Hastings Manufacturing Company and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position as of June 30, 2003, and the results of operations for the three months and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002.

The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the expected results for all of 2003.

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

Acquisitions

As discussed in Note 2, the accompanying condensed consolidated balance sheet as of June 30, 2003 includes the accounts of acquired businesses. The accompanying condensed consolidated statements of income reflect the results of operations of the acquired businesses beginning with the second quarter of 2003.

Stock Compensation

The Company has decided to continue to account for stock-based employee compensation using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted under Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation -- Transition and Disclosure (SFAS No. 148). Because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized at the date of issuance. Historically, the Company's stock options are 100% vested on the date of grant and, since inception of the plan, have been granted in the fourth quarter of each year. There were no stock option grants in the first half of 2003 or the first half of 2002 and, therefore, there is no pro forma effect on net income and earnings per share during these periods.

Note 2 - Acquisitions

On March 27, 2003, the Company, through its Canadian subsidiary, Hastings, Inc., acquired 100 percent of the outstanding shares of Ertel Manufacturing Corporation of Canada, Ltd. ("Ertel") and Syzygy Auto Distribution Inc. ("Syzygy"), both Canadian corporations. Ertel and Syzygy are referred to below collectively as the "Acquired Companies." The accompanying condensed consolidated balance sheet as of June 30, 2003 includes the accounts of the Acquired Companies. The operating results of the Acquired Companies are included in the accompanying condensed consolidated statements of income beginning in the second quarter of 2003. Prior to being acquired, Ertel's and Syzygy's net sales for the year ended December 31, 2002 were approximately $16,235,000 and $149,000, respectively. (All amounts set forth in this Note 2 are in U.S. dollars.)

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

Prior to the acquisitions, the Acquired Companies were closely related parties. For the purpose of this note, the purchase transactions were aggregated. Due to the nature of the distribution operations of the Acquired Companies, the purchase price was primarily determined based on the Acquired Companies' past operating results rather than their tangible assets. The acquisitions were accounted for under the purchase method of accounting with allocated goodwill and other intangible assets of $6,034,162 and $1,937,384, respectively, none of which will be deductible for tax purposes. The purchase price payable to the sellers was $6,944,710, including $4,083,000 of cash and $2,861,710 of secured term notes payable issued to the sellers (see Note 3). The total purchase price, for accounting purposes, including estimated acquisition and restructuring costs, amounted to $8,038,866. Through June 30, 2003, the Company incurred acquisition costs of $518,019. Total acquisition costs increased by $378,073 in the second quarter of 2003, in comparison to the acquisition costs of $139,946 recorded at March 31, 2003. This increase represents additional legal and professional fees associated with the acquisition. Costs related to restructuring efforts, as discussed below, are $576,137, and have not changed from the original March 31, 2003 estimate. The Company does not anticipate any significant change to the purchase price, for accounting purposes, in future periods. The following is an allocation of the total estimated purchase price:

Current assets	$7,178,157
Property and equipment	335,250
Goodwill	6,034,162
Intangible assets	1,937,384

Total assets acquired	15,484,953

Current liabilities	2,235,536
Deferred income taxes	678,160
Long-term debt	4,532,391

Total liabilities assumed	7,446,087

$8,038,866

Intangible assets of $1,937,384 were independently valued by a third party and include a trademark and a customer contract with estimated fair market values of $1,801,964 and $135,420, respectively. The trademark has an estimated useful life of 20 years while the customer contract is in effect through June 2005.

The above acquisition amounts reflect the U.S. dollar equivalent of the Canadian dollar acquisition costs, translated at the U.S.-Canadian exchange rate in effect as of the March 27, 2003 acquisition date. These amounts differ from the amounts reflected in the June 30, 2003 condensed consolidated balance sheets, as the current balance sheet amounts reflect the U.S.-Canadian exchange rate in effect as of June 30, 2003.

The following unaudited pro forma financial information presents results as if the acquisitions had occurred at the beginning of the respective periods:

Six months ended June 30,	2003	2002

Net sales	$24,658,496	$27,937,837
Net income (loss)	(143,133)	806,848
Basic earnings (loss) per share	(.19)	1.08
Diluted earnings (loss) per share	(.19)	1.08

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

In connection with the acquisitions, the Company accrued an estimated $576,137 of restructuring costs, consisting of $401,747 of employee termination benefits for approximately 19 salaried employees and $174,390 related to lease and other contract terminations. Since the acquisition date, $21,505 of the restructuring costs have been paid, leaving a June 30, 2003 accrual balance of $554,632, which is expected to be paid within the next nine months.

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

With this new borrowing capacity, the Company financed the $4,083,000 of cash paid in the acquisitions described in Note 2. The $2,861,710 secured notes payable to the sellers, as discussed in Note 2, are comprised of two notes. The first note is for $2,215,720 and payable in 16 equal quarterly principal payments through March 2007, plus interest at prime plus 1.5%. The second note is for $645,990 and payable as a balloon payment in June 2005 with monthly interest payments at prime plus 1.5%. The notes payable to the sellers are secured by all assets of Hastings, Inc. and are subordinate to a first position by the Company's primary lender. The Canadian loan agreement and the sellers' term loan require the Company to maintain certain financial balances and ratios consistent with those required by the Company's U.S. loan agreement.

The above debt amounts regarding the acquisition reflect the U.S. dollar equivalent of the Canadian dollar, translated at the U.S.-Canadian exchange rate in effect as of the March 27, 2003 acquisition date.

Of the total $15,270,000 short-term lines available to the Company at June 30, 2003, $1,238,000 was unused.

Effective July 14, 2003, the Company's $1,500,000 unsecured short-term line with its secondary lender was replaced with a secured $2,000,000 short-term line with the same lender. This new line is secured by all U.S. accounts receivable and inventory and is subordinate to a first position by the Company's primary lender. The interest rate on this new short-term line is the prime rate less .50%. The increase of this line was included in the availability amounts discussed above.

The term loan agreement requires the Company to maintain certain financial balances and ratios. At June 30, 2003, the Company was in violation of certain covenants and is currently seeking a waiver of the violations or an amendment of the covenants. As a result, the related long-term portion of the debt outstanding under the agreement, amounting to $735,000, has been reclassified as current at June 30, 2003.

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used in the "basic" and "diluted" earnings per share (EPS) calculations follows:

	Three months ended		Six months ended
June 30,	2003	2002	2003	2002

Numerator:
Net income used for both basic and diluted EPS calculation	$40,064	$400,052	$28,313	$695,695

Denominator:
Weighted average shares outstanding for the period - used for basic EPS calculation	745,046	745,046	745,046	745,046
Dilutive effect of stock options and contingently issuable shares	3,264	6,782	5,251	4,943
Weighted average shares outstanding for the period - used for diluted EPS calculation	748,310	751,828	750,297	749,989

Note 5 - Comprehensive Income

Comprehensive income and its components consist of the following:

	Three months ended		Six months ended
June 30,	2003	2002	2003	2002

Net income	$40,064	$400,052	$28,313	$695,695
Other comprehensive income, net of tax:
Foreign currency translation adjustments	280,564	158,346	518,332	151,817
Derivative adjustment	2,557	3,963	7,526	18,072
Minimum pension liability adjustment	-	-	-	-

Other comprehensive income	283,121	162,309	525,858	169,889

Comprehensive income	$323,185	$562,361	$554,171	$865,584

The above $2,557 and $7,526 other comprehensive income, net of tax related to the derivative adjustment for the three months and six months ended June 30, 2003, are made up of the following components:

	Three months ended		Six months ended
June 30, 2003	Before Tax	Net of Tax	Before Tax	Net of Tax

Change in fair value of derivative	$(13)	$(9)	$(74)	$(50)
Reclassification adjustment to expense	3,887	2,566	11,478	7,576

Other comprehensive income	$3,874	$2,557	$11,404	$7,526

The above $3,963 and $18,072 other comprehensive income, net of tax related to the derivative adjustment for the three months and six months ended June 30, 2002, are made up of the following components:

	Three months ended		Six months ended
June 30, 2002	Before Tax	Net of Tax	Before Tax	Net of Tax

Change in fair value of derivative	$(10,452)	$(6,898)	$(8,411)	$(5,551)
Reclassification adjustment to expense	16,456	10,861	35,793	23,623

Other comprehensive income	$6,004	$3,963	$27,382	$18,072

The Company's interest rate swap agreement expired on June 30, 2003. The Company is not a party to any derivative financial instrument agreements as of June 30, 2003, nor does it use such instruments for trading purposes.

Hastings Manufacturing Company and Subsidiaries

Review by Independent Certified Public Accountants

The June 30, 2003 and 2002 condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been reviewed by BDO Seidman, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

2003 Compared to 2002

Net sales in the second quarter of 2003 increased $2,543,935, or 25.7%, from $9,891,351 in the second quarter of 2002, to $12,435,286. This increase reflects the inclusion of $4,397,486 in sales of acquired businesses in the second quarter of 2003, offset by decreases in sales of products manufactured by the Company and commission revenues of $1,780,624 and $72,927, respectively. Net sales for the first half of 2003 increased $1,587,120, or 8.3%, from $19,223,180 in the first half of 2002, to $20,810,300. This increase reflects the inclusion of $4,397,486 of second quarter 2003 sales of acquired businesses (results of operations of the required businesses were reflected in consolidated results beginning in the second quarter), combined with a slight increase in commission revenue of $54,098, offset by a decrease in sales of products manufactured by the Company of $2,864,464.

The net sales increase pertaining to acquired businesses in the second quarter of 2003 reflects the net sales acquired through the Company's purchase of Ertel and Syzygy, as described in Note 2 to the accompanying condensed consolidated financial statements. The net sales decrease in manufactured products in the second quarter of 2003 reflects volume decreases in the original equipment, private brand and export markets and the domestic and Canadian aftermarkets. The decrease in the original equipment volume reflects the decreased production volume of the domestic and light-duty truck manufacturers during the second quarter of 2003. The decrease in the private brand volume reflects decreases in sales to specific customers in that market. The decrease in the export volume reflects reduced volume in several of the Company's export markets resulting from the economic and political instability present in those markets. The decrease in the domestic and Canadian aftermarkets reflects a prolonged industry-wide softness in the automotive replacement parts industry, combined with the loss of $144,000 of sales, in the second quarter of 2003 as compared to the second quarter of 2002, from several production engine rebuilders who went out of business in the fourth quarter of 2002. In response to the prolonged industry-wide softness in the automotive replacement parts industry, the Company implemented cost-containment measures in March 2003. These cost-containment measures are described in the "Liquidity and Capital Resources" section below. The slight decrease in commission revenues, which the Company earns in exchange for providing marketing and distribution services for various engine component manufacturers, primarily reflects the industry-wide softness described earlier.

For the first six months of 2003, the net sales pertaining to acquired businesses are described above. The increase in commission revenues for the first half of 2003 reflects volume growth in the first quarter of 2003, slightly offset by volume decreases in the second quarter of 2003 resulting from the industry-wide softness noted above. For the first half of 2003, net sales of manufactured products decreased in the original equipment, private brand and export markets and the domestic and Canadian aftermarkets, as a result of the items noted above. The closing of several production engine rebuilders in the fourth quarter of 2002 resulted in a loss of $258,000 of domestic and Canadian aftermarket sales for the first half of 2003 in comparison to the same period of 2002.

2002 Compared to 2001

Net sales in the second quarter of 2002 decreased $20,769, or 0.2%, from $9,912,120 in the second quarter of 2001, to $9,891,351. Included in this net sales decrease was an increase in commission revenues of $314,874 in the second quarter of 2002 in comparison to the same period in 2001. Excluding this commission revenue increase, net sales of product manufactured by the Company decreased $335,643, or 3.4%, from $9,790,767 in the second quarter of 2001, to $9,455,124. Net sales for the first half of 2002 increased $656,163, or 3.5%, from $18,567,017 in the first half of 2001, to $19,223,180. Included in this net sales increase was an increase in commission revenues of $584,878 in the first half of 2002 in comparison to the same period in 2001. Net of this commission revenue increase, net sales of product manufactured by the Company increased $71,285, or 0.4%, from $18,375,950 in the first half of 2001, to $18,447,235.

The net sales decrease in manufactured products in the second quarter of 2002 reflected volume decreases in the domestic and Canadian aftermarkets, partially offset by volume increases in the original equipment and export markets. Net sales in the private brand market were relatively flat in the second quarter of 2002 in comparison to the same period in 2001. The net sales decrease in the domestic and Canadian aftermarkets reflected continued industry-wide softness in the automotive replacement parts industry. In addition, net sales volume in the second quarter of 2001 included significant sales of products to a major customer when that customer built inventory to expand the line of products that it offered. The increase in the original equipment volume reflected the improved production volume experienced by domestic automotive and light-duty truck manufacturers. The increase in the export volume reflected the continued broadening of the Company's customer base into new export markets. The increase in commission revenues reflected the volume growth observed in marketing and distributing engine component products for other companies.

For the first six months of 2002, net sales of manufactured products increased in the original equipment and export markets. However, these increases were partially offset by net sales decreases in the domestic and Canadian aftermarkets. Net sales in the private brand market were relatively flat in the first half of 2002 in comparison to the same period in 2001. The volume variances for these various markets in the first half of 2002 were due to the items noted in the above discussion related to the first quarter of 2002. Commission revenues for the first half of 2002 increased in comparison to the first half of 2001, as discussed above.

COST OF SALES AND GROSS PROFIT

2003 Compared to 2002

Cost of sales in the second quarter of 2003 increased $2,189,160, or 32.8%, from $6,680,920 in the second quarter of 2002, to $8,870,080. For the first half of 2003, cost of sales increased $1,669,235, or 12.8%, from $13,060,221 in the first half of 2002, to $14,729,456. The gross profit margin on net sales decreased in the second quarter of 2003, from 32.5% in the second quarter of 2002, to 28.7%. For the first half of 2003, the gross profit margin on net sales also decreased, from 32.1% in the first half of 2002, to 29.2%. The increase in cost of sales and the corresponding decrease in the gross profit margin on net sales for the second quarter of 2003 reflect the direct costs associated with the net sales increase pertaining to acquired businesses, combined with increased group health insurance, overhead and shipping and distribution costs, slightly offset by reduced cost of sales associated with the lower net sales of manufactured products. The increased shipping and distribution costs primarily reflect the increased costs associated with distributing products of the acquired businesses. The gross profit margin on net sales for the second quarter of 2003 was also negatively affected by the decrease in commission revenues in comparison to the same period in 2002. The increase in cost of sales and the decrease in the gross profit margin on net sales for the first half of 2003 primarily reflect the items noted above, with the exception of the slight increase in commission revenues in the first half of 2003, which had the effect of slightly offsetting the decreased gross profit margin on net sales for the period.

2002 Compared to 2001

Cost of sales in the second quarter of 2002 decreased $41,572, or 0.6%, from $6,722,492 in the second quarter of 2001, to $6,680,920. For the first half of 2002, cost of sales increased $170,874, or 1.3%, from $12,889,347 in the first half of 2001, to $13,060,221. The gross profit margin on net sales increased slightly for the second quarter of 2002, from 32.2% for the second quarter of 2001, to 32.5%. For the first half of 2002, the gross profit margin on net sales also increased, from 30.6% in the first half of 2001, to 32.1%. The decrease in cost of sales and the corresponding increase in the gross profit margin on net sales for the second quarter of 2002 reflected a decrease in net sales of manufactured products, partially offset by a change in the sales mix of manufactured products and increased shipping and distribution costs. Based on the decrease in net sales of manufactured products noted above, a larger decrease in cost of sales would have been expected. However, as discussed above, the Company experienced net sales increases in the original and export markets, which traditionally have carried a lower gross margin (higher cost of sales as a percentage of net sales) than domestic sales due to the lower level of operating expenses that are required to service those volumes. The increased shipping and distribution costs primarily reflected the additional costs incurred to distribute other manufacturers' engine component products. The effect of these additional costs and the effect of the sales mix change on cost of sales, however, were more than offset by the commission revenue generated from the distribution of these products, and thus contributed to the increased gross profit margin. The increase in cost of sales and the increase in the gross profit margin for the first half of 2002 primarily reflected the increased net sales of manufactured products as discussed above, combined with the effects of the sales mix change and the increased shipping and distribution costs and the increased commission revenue noted above. There was a minimal effect on the gross profit margin from changes made to the Company's individual inventory cost factors (material, labor and overhead) during the first half of 2002.

OPERATING EXPENSES

2003 Compared to 2002

Total operating expenses for the second quarter of 2003 increased $909,560, or 36.9%, from the second quarter of 2002. For the first half of 2003, total operating expenses increased $1,009,921, or 21.0%, from the first half of 2002. Advertising costs for the second quarter of 2003 decreased $7,058, or 13.8%, from the second quarter of 2002. For the first half of 2003, advertising costs decreased $32,411, or 29.6%, from the first half of 2002. These decreases primarily reflect decreases in advertising support and printed material costs. There were no significant advertising costs related to the acquired businesses in the second quarter and first half of 2003. Selling costs for the second quarter of 2003 increased $313,525, or 41.5%, from the second quarter of 2002. For the first half of 2003, selling costs increased $374,278, or 24.8%, from the first half of 2002. These increases reflect increased agents' commissions, sales personnel and sales support costs related to the acquired businesses, slightly offset by decreases in these same costs associated with remaining operations. The increase in selling costs, for both periods noted, also reflects approximately $15,000 of expense related to the amortization of the Company's customer contract associated with the acquired businesses. General and administrative costs for the second quarter of 2003 increased $603,093, or 36.3%, from the second quarter of 2002. For the first half of 2003, general and administrative costs increased $668,054, or 21.0%, from the first half of 2003. These increased costs primarily reflect increases in general personnel and related support costs associated with the additional personnel required to administer the acquired businesses, partially offset by decreases in these same costs associated with remaining operations. The increase in general and administrative expenses, for both 2003 periods, also reflects an increase in the provision for doubtful accounts receivable combined with additional amortization expense of approximately $59,000 related to the Company's trademark and capital assets associated with the acquired businesses. These increases in general and administrative expenses for the second quarter and first half of 2003 were slightly offset by a net reduction in severance costs of $27,000 (from $89,000 to $62,000) and $60,000 (from $122,000 to $62,000), respectively, when compared to the same periods in 2002.

2002 Compared to 2001

Total operating expenses for the second quarter of 2002 increased $242,138, or 10.9%, from the second quarter of 2001. For the first half of 2002, total operating expenses increased $317,409, or 7.1%, from the first half of 2001. Advertising costs for the second quarter of 2002 increased $6,587, or 14.8%, from the second quarter of 2001. For the first half of 2002, advertising costs increased $4,293, or 4.1%, from the first half of 2001. These increases reflected an increase in advertising support costs partially offset by decreases in printed material costs. Selling costs for the second quarter of 2002 decreased $60,033, or 7.4%, from the second quarter of 2001. For the first half of 2002, selling costs decreased $92,639, or 5.8%, from the first half of 2001. These decreases reflected declines in agents' commissions and various sales support costs, partially offset by increases in sales personnel costs and industry trade show expenses. General and administrative costs for the second quarter of 2002 increased $295,584, or 21.7%, from the second quarter of 2001. For the first half of 2002, general and administrative costs increased $405,755, or 14.6%, from the first half of 2001. These increases reflected increases in general personnel costs, property insurance, legal and professional fees and various general personnel support costs, offset slightly by decreases in group health insurance costs and the provision for doubtful accounts receivable. The second quarter increase also reflected approximately $89,000 in severance payments to terminated employees, bringing the total severances paid through the first half of 2002 to approximately $122,000.

OTHER EXPENSES

2003 Compared to 2002

Other expenses netted to $126,674 for the second quarter of 2003, compared to a net expense of $81,471 for the second quarter of 2002. This increase reflects a significantly higher interest expense, a higher gain on foreign currency transactions and increased other, net expenses. The increase in interest expense reflects the increased short-term and long-term debt obligations that the Company utilized to finance the purchase of Ertel and Syzygy, as discussed in Note 2 to the accompanying condensed consolidated financial statements. The increase in the gain on foreign currency transactions reflects the Company's increased exposure to Canadian currency fluctuations, relative to the U.S. dollar, associated with the acquired businesses, combined with the effect of the strengthening Canadian dollar compared to the U.S. dollar, in the second quarter of 2003. These items are discussed in Item 3 below. The other, net item primarily reflects the loss (income) derived from the Company's investment in its Casite joint venture. For the first half of 2003, other expenses netted to $216,828 versus a net expense of $198,482 in the first half of 2002. The increases in interest expense, gain on foreign currency transactions and other, net expenses in the first half of 2003 reflect the items discussed above.

2002 Compared to 2001

Other expenses netted to $81,471 for the second quarter of 2002, compared to a net expense of $184,747 for the second quarter of 2001. This decrease reflected a significantly lower interest expense, combined with a lower other, net expense in 2002. The decrease in interest expense reflected the reduced short-term interest rates in effect in 2002 compared to 2001, combined with reduced interest expense on the amortization of the Company's long-term debt. The other, net item primarily reflected the loss (income) derived from the Company's investment in its Casite joint venture. For the first half of 2002, other expenses netted to $198,482, compared to a net expense of $296,565 in the first half of 2001. The decrease in interest expense reflected the items discussed above. The other, net item reflected the income derived from the Casite joint venture, combined with the inclusion, in 2001, of a gain recognized on the sale of stock holdings received from one of the Company's pension fund administrators. These holdings were received when the administrator converted from a mutual structure to a stock-based structure.

TAXES ON INCOME

The 2003 and 2002 year-to-date effective tax rates of 42.6% and 40.0%, respectively, are higher than the domestic statutory federal tax rate of 34.0% due primarily to the impact of various state income taxes and the impact of a higher statutory rate applicable to the Company's Canadian subsidiary.

As of June 30, 2003, the Company recorded net deferred income tax assets of $7,466,119. The major components of these assets are the tax effects of the net operating loss carryforwards and net accrued retirement and postretirement benefit obligations. The realization of these recorded benefits is dependent upon the generation of future taxable income. Management believes that it is more likely than not that adequate levels of future taxable income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations and the remaining net deductible temporary differences. However, based on the net operating loss carryforwards at June 30, 2003 (which must be utilized before foreign tax credit carryforwards can be utilized), management believes that it is more likely than not that the foreign tax credits will go unutilized prior to their expiration. As a result, a valuation allowance has been recorded for the total foreign tax credits of $45,576 at June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

In March 2003, the Company implemented cost-containment measures in response to a prolonged volume decrease in the domestic and Canadian piston ring aftermarkets. The Company has observed a decline in net piston ring sales volume in the domestic and Canadian aftermarkets since the third quarter of 2000. This aftermarket volume decrease, combined with an early 2001 decline in original equipment volume, resulted in earlier cost-containment measures implemented in February 2001, as described in the Company's Form 10-K for the year ended December 31, 2000. Since that time, the domestic and Canadian aftermarket volumes have continued to decline. Therefore, in March 2003 the Company determined that additional cost-containment measures were necessary in order to align its operating expenses with current market conditions and improve its profitability and cash position. The cost-containment measures consist of voluntary and involuntary layoffs in the salaried and hourly work forces, salaried payroll reductions and identification of reductions in various non-payroll expenses. In April 2003, the Company recognized approximately $62,000 of severance costs related to additional cost-containment measures implemented during the second quarter of 2003.

The Company's primary cash requirements continue to be for operating expenses such as labor costs and for funding accounts receivable and long-term debt service, including the additional debt service relating to the Company's March 2003 acquisitions of Ertel and Syzygy, as discussed below. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. These sources of cash depend on attaining future positive financial results. In March and April 2003, in response to a prolonged volume decrease in the domestic and Canadian piston ring aftermarkets, the Company implemented cost-containment measures, as described above. The Company believes that these cost-containment measures, combined with the income derived from the sale of manufactured products, the anticipated future positive financial impact of the Ertel and Syzygy acquisitions and the Company's marketing and distribution agreements with various engine component manufacturers, should allow it to generate sufficient cash from operations to assist it in satisfying the Company's future cash requirements. The additional funding provided under the Company's U.S. and Canadian loan agreements, restructured in March 2003 in connection with the Ertel and Syzygy acquisitions, combined with the additional funding obtained from the restructuring of the Company's short-term line with its secondary U.S. lender on July 14, 2003, both of which are discussed in Note 3 to the accompanying condensed consolidated financial statements, should also assist the Company in satisfying its future cash requirements.

The Company's short-term and long-term debt represents its primary contractual obligations as of June 30, 2003. The Company is also a party to various lease commitments and other contractual obligations. The Company has no off-balance sheet arrangements. Total short-term lines available to the Company as of June 30, 2003 totaled $15,270,000, of which $1,238,000 was unused. The increase in the Company's short-term line, resulting from the July 14, 2003 restructuring of its short-term line with its secondary lender, as discussed in Note 3, is included in the availability amounts noted above. A significant portion of the Ertel and Syzygy acquisitions was funded with short-term debt established for the sole purpose of the purchase transaction. Additional economies of scale are anticipated as the Company continues to integrate the acquired operations. As those economies of scale mature, it is the Company's intent to address its current financing arrangements, with the likely prospect of converting certain of those obligations into long-term financing vehicles.

The Company's short-term and long-term term loan agreement with its primary lender requires it to maintain certain financial balances and ratios. At June 30, 2003, the Company was in violation of certain covenants and is currently seeking a waiver of the violations or an amendment of the covenants. As a result, the related long-term portion of the debt outstanding under the agreement, amounting to $735,000, has been reclassified as current at June 30, 2003.

The following commentary is based on the condensed consolidated statements of cash flows, which reflect the changes in operating assets and liabilities net of amounts acquired from business acquisitions. During the first half of 2003, the Company used $1,409,542 of cash for operating activities. The increase in accounts receivable, combined with a decrease in the net retirement and postretirement benefit obligations and the net gain on foreign currency transactions, were partially offset by the realized net income and depreciation and amortization, combined with a decrease in inventories and an increase in accounts payable and accruals. The increase in accounts receivable primarily reflects the terms associated with the Company's various marketing and distribution agreements, as discussed below, combined with increased accounts receivable exposure relating to the credit terms associated with the acquired businesses, beginning in the second quarter of 2003. The decrease in the net retirement and postretirement benefit obligations reflects the excess of actual postretirement benefit claims paid over the actuarially determined annual expense, combined with effect of the required quarterly funding of one of the Company's retirement plans to certain limits. The net gain on foreign currency transactions reflects the Company's increased exposure to Canadian currency fluctuations relative to the U.S. dollar, associated with the acquired businesses, combined with the effect of the strengthening Canadian dollar compared to the U.S. dollar, in the second quarter of 2003, as discussed in Item 3 below. The decrease in inventories primarily reflects the Company's efforts to bring inventory levels more in-line with customer demand. The increase in accounts payable and accruals primarily reflects the timing of certain large purchases from vendors prior to June 30, 2003, slightly offset by a reduction in the workers' compensation accrual, reflecting the required funding of workers' compensation claims to certain levels. The investing activities for the first half of 2003 primarily reflect the cash used for the acquisition of Ertel and Syzygy, as discussed in Note 2 to the accompanying condensed consolidated financial statements. The financing activities for the first half of 2003 reflect the working capital requirements that were needed to fund the operating activities noted above, combined with the financing utilized to purchase Ertel and Syzygy. The financing activities also reflect the principal payments required under the Company's various long-term debt agreements.

During the first half of 2002, the Company generated $948,078 of net cash from operating activities. The realized net income and depreciation and amortization, combined with a decrease in deferred income taxes and an increase in accounts payable and accruals, were partially offset by increases in accounts receivable and inventories, and a decrease in the postretirement benefit obligation. The decrease in deferred income taxes reflected the utilization of a portion of the net operating loss carryforward based on first half earnings. The increase in accounts payable and accruals and the increase in accounts receivable primarily reflected the terms associated with the marketing and distribution agreements noted above. Under the terms of the agreements, the Company bills the customer and records a receivable for the gross sales amount of the product covered under the agreement. The Company is responsible for collecting the gross sales amount. The Company then nets the gross sales amount down to the earned commission amount that it receives for performing the marketing and distribution services by recording a payable to the engine component manufacturers that are parties to those agreements. The change in the accounts payable and accruals also reflected a decrease in the miscellaneous accrual offset by an increase in the compensation accrual. The decrease in the miscellaneous accrual reflected a large payment made during the first half of the year for the December 31, 2001 workers' compensation liability, slightly offset by the reclassification of the fair value of the Company's interest rate swap agreement (which expired on June 30, 2003.) The increase in the compensation accrual primarily reflected the accrual for additional general personnel costs. The increase in inventories reflected a planned increase in the Company's inventory to certain levels. The decrease in the postretirement benefit obligation reflected the excess of actual postretirement benefit claims paid over the actuarially determined annual expense. The investing activities for the first half of 2002 reflected the Company's continued support of its lean manufacturing environment, as well as capital expenditures for the modernization of the Company's main distribution center. The investing activities also reflected proceeds from the sale of excess plant equipment. The financing activities for the first half of 2002 reflected the working capital requirements that were primarily needed to fund the operating activity items noted above. The financing activities also reflected the principal payments required under the Company's term loan agreement, combined with a required $325,000 prepayment of long-term debt borrowings, during the first quarter of 2002, pertaining to the sale of the Company's non-business related real property in November 2001.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks, which include changes in interest rates and changes in the foreign currency exchange rate as measured against the U.S. dollar.

The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company is exposed to interest rate changes primarily as a result of its variable rate lines of credit and its variable rate long-term borrowings. Of the $15,270,000 total short-term lines available to the Company at June 30, 2003 (which includes the $500,000 increase in availability with the Company's secondary lender, as discussed in Note 3 to the accompanying condensed consolidating financial statements), $14,032,000 was outstanding. The Company's interest rate swap agreement expired on June 30, 2003. As of June 30, 2003, the Company is not a party to any derivative financial instrument agreements, nor does it use such instruments for trading purposes. As described in the "Liquidity and Capital Resources" section of Item 2 above, management is currently reviewing its short-term and long-term financing options. As a part of this review, management will review the Company's anticipated future interest rate exposure to determine if the Company will utilize interest rate swap agreements in the future. Management believes that it is not likely that fluctuations in interest rates in the near future will have a material impact on the Company's consolidated financial statements taken as a whole. However, the possibility for such impacts has increased recently with the significant addition of variable rate borrowings.

The Company has a manufacturing/distribution facility in Canada and, as previously discussed, acquired Ertel and Syzygy, two Canadian distribution companies, in March 2003. These entities' sales are denominated in Canadian dollars, thereby creating exposures to changes in exchange rates. Due to the strengthening of the Canadian dollar versus the U.S. dollar during the second quarter of 2003, the Company's Canadian subsidiary recorded a $188,423 net gain on foreign currency transactions for the six months ended June 30, 2003, as detailed in the accompanying condensed consolidated statements of operations. With the acquisition of Ertel and Syzygy, the Company is now exposed to increased Canadian-originated third party and intercompany transactions that settle in U.S. dollars. In addition, the Company's $2,375,000 intercompany term note related to the acquisitions, which is eliminated upon consolidation, further exposes the Company to Canadian/U.S. dollar currency fluctuations. Future changes in the Canadian/U.S. exchange rate may positively or negatively affect the Company' sales, gross margins and net income. The Company attempts to minimize foreign currency exposure through working capital management. The Company does not formally hedge its exposure to transaction and translation gains and losses relating to foreign currency exposures.

Item 4.	Controls and Procedures

The Company's Chief Executive Officer and its Vice-President, Finance, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003, have concluded that, as of June 30, 2003, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

There were no significant changes in the Company's internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The Company's 2003 annual meeting of shareholders was held on May 20, 2003. The purposes of the meeting were to (1) elect three directors to three-year terms expiring in 2006 and elect one director to a one-year term expiring in 2004 and (2) to transact any other business that may have properly come before the meeting.

The name of each director elected at the meeting (along with the number of votes cast for, against or authority withheld) and the name of each other director whose term of office as a director continued after the meeting is set forth below. There were no broker non-votes with respect to the election of directors.

Elected Director	For	Against	Authority withheld

Three-year terms
Mark R.S. Johnson	707,015	-	4,200
Dale W. Koop	707,015	-	4,200
Douglas A. DeCamp	707,015	-	4,200

One-year term
Christopher J. Fluke	707,015	-	4,200

Directors who continue to serve
Andrew F. Johnson
William R. Cook
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

4(h)

Loan Agreement, dated as of March 26, 2003, between Hastings, Inc. and Bank One, NA, Canada Branch, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended March 31, 2003, is here incorporated by reference.

4(i)	Business Loan Agreement, dated July 14, 2003, between Hastings Manufacturing Company and Hastings City Bank.

4(j)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-A filed February 15, 1996, is here incorporated by reference.

15	Letter Regarding Unaudited Interim Financial Information.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)     The Company filed the following Current Reports on Form 8-K and Form 8-K/A during the quarter ended June 30, 2003.

Date of Report	Filing Date	Item(s) Reported

March 27, 2003	April 11, 2003	Under Item 2, this Form 8-K reported the Company's purchase of Ertel Manufacturing Corporation of Canada, Ltd., and Syzygy Auto Distribution Inc., effective March 27, 2003.

May 7, 2003	May 7, 2003

Under Items 9 and 12, this Form 8-K included a press release that reported the Company's financial results for the quarter ended March 31, 2003. The press release included condensed consolidated statements of operations for the periods ended March 31, 2003 and March 31, 2002. This Form 8-K is considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

March 27, 2003	June 9, 2003

This Form 8-K/A was an amendment to the Form 8-K filed on April 11, 2003. It was filed for the purpose of including the financial information required by Items 2 and 7 of Form 8-K relating to the Company's acquisition of Ertel and Syzygy. This filing included the combined financial statements of Ertel and Syzygy for the periods ended December 31, 2002 and December 31, 2001, as well as the pro forma condensed combined statements of operations for the periods ended March 31, 2003 and December 31, 2002, and notes thereto.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASTINGS MANUFACTURING COMPANY

Date: August 19, 2003	/s/ Thomas J. Bellgraph
Thomas J. Bellgraph Vice-President, Finance (Principal Financial and Accounting Officer)

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

4(h)

Loan Agreement, dated as of March 26, 2003, between Hastings, Inc. and Bank One, NA, Canada Branch, filed as an exhibit to the Form 10-Q Quarterly Report for the period ended March 31, 2003, is here incorporated by reference.

4(i)	Business Loan Agreement, dated July 14, 2003, between Hastings Manufacturing Company and Hastings City Bank.

4(j)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-A filed February 15, 1996, is here incorporated by reference.

15	Letter Regarding Unaudited Interim Financial Information.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.