Form 10-Q
period 2003-09-30
HASTINGS MANUFACTURING CO
filed 2003-11-14
CIK 46109

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2003

Common stock, $2 par value	762,446 shares

Hastings Manufacturing Company and Subsidiaries

Contents

Page

FORWARD-LOOKING STATEMENTS	3

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

Report on Review by Independent Certified Public Accountants	4

Condensed Consolidated Balance Sheets -
September 30, 2003 and December 31, 2002	5-6

Condensed Consolidated Statements of Income -
Three Months and Nine Months Ended September 30, 2003 and 2002	7

Condensed Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 2003 and 2002	8

Notes to Condensed Consolidated Financial Statements	9-15

Review by Independent Certified Public Accountants	16

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations	17-24

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	24-25

Item 4 - Controls and Procedures	25

PART II - OTHER INFORMATION

Item 6 - Exhibits and Report on Form 8-K	25-27

SIGNATURES	28

EXHIBIT INDEX	29

FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this Form 10-Q include forward-looking statements that describe plans, objectives, goals, expectations or projections of Hastings Manufacturing Company and subsidiaries (the "Company"). These forward-looking statements are identifiable by words or phrases indicating that the Company or management "expects," "anticipates," "projects," "plans" or "believes" that a particular event or result "may occur," "should occur," "will likely occur" or "may possibly occur" in the future, or that an event or result is "probable," "more likely than not" or "less likely than not," or similar statements. In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Form 10-Q, there are many important factors that could cause actual results to be materially different from the Company's current expectations.

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

Cost of sales and operating expenses may be adversely affected by unexpected costs associated with various issues. For example, future cost of sales could be affected by unexpected expenses related to the future maintenance of a lean manufacturing environment. Future operating expenses could also be affected, for example, by such items as unexpected large claims within the Company's self-funded group health insurance plan or bad debt expenses related to deterioration in the credit worthiness of a customer or customers. Furthermore, the economies of scale and operating results actually realized from the Company's March 2003 acquisitions of Ertel and Syzygy may not be at the levels anticipated by the Company.

As discussed elsewhere in this Form 10-Q, at September 30, 2003, the Company was in violation of certain covenants under its term loan agreement with its primary lender. As of the date of this Form 10-Q, the lender has not issued a waiver of the violations, nor has it agreed to amend any of the covenants. As such, the lender has the right to declare all of the Company's obligations immediately due and payable. While management does not believe that this action is likely, there can be no assurance that the Company will obtain necessary waivers of or revisions to such covenants.

As previously reported, in October, the Company filed the appropriate documents to voluntarily delist its common stock from the American Stock Exchange and to terminate its status as a reporting Company with the Securities and Exchange Commission. Upon completion of this process, the Company expects that its common stock should be immediately eligible for trading through the "pink sheets," an electronic quotation service for over-the-counter securities. However, there can be no assurance that an active trading market for the Company's common stock will develop in the pink sheets.

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

Report on Review by Independent Certified Public Accountants

Board of Directors
Hastings Manufacturing Company
Hastings, Michigan

We have reviewed the accompanying condensed consolidated balance sheets of Hastings Manufacturing Company and subsidiaries as of September 30, 2003, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002, and cash flows for the nine-month periods ended September 30, 2003 and 2002, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2003. These condensed consolidated financial statements are the responsibility of the Company's management.

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

/s/BDO Seidman, LLP

BDO Seidman, LLP
Grand Rapids, Michigan
October 31, 2003

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets

Assets (Notes 2 and 3)	September 30, 2003	December 31, 2002

Current Assets
Cash	$499,103	$956,660
Accounts receivable, less allowance for possible losses of $710,000 and $325,000	8,546,333	5,159,586
Refundable income taxes	144,666	72,734
Inventories:
Finished products	13,414,720	8,482,586
Work in process	374,891	345,418
Raw materials	1,448,370	1,405,092
Prepaid expenses and other assets	233,779	121,732
Future income tax benefits	1,943,457	1,860,457

Total Current Assets	26,605,319	18,404,265

Property and Equipment
Land and improvements	679,922	607,720
Buildings	5,730,013	5,453,033
Machinery and equipment	22,529,712	21,847,270

	28,939,647	27,908,023
Less accumulated depreciation	22,919,499	21,701,776

Net Property and Equipment	6,020,148	6,206,247

Future Income Tax Benefits	6,516,499	6,379,240

Goodwill	6,549,745	-

Intangible Assets	2,026,985	-

Other Assets	53,615	134,070

	$47,772,311	$31,123,822

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Balance Sheets

Liabilities and Stockholders' Equity (Notes 2 and 3)	September 30, 2003	December 31, 2002

Current Liabilities
Notes payable to banks	$14,223,476	$4,200,000
Accounts payable	4,081,746	2,575,242
Accruals:
Compensation	384,248	477,009
Restructuring	279,254	-
Taxes other than income	280,228	162,472
Miscellaneous	172,988	107,750
Current portion of postretirement benefit obligation	1,282,903	1,282,903
Current maturities of long-term debt	2,376,645	800,000

Total Current Liabilities	23,081,488	9,605,376

Deferred Income Taxes	938,502	-

Long-Term Debt, less current maturities	4,111,592	1,135,000

Pension and Deferred Compensation Obligations,
less current portion	5,926,529	6,283,739

Postretirement Benefit Obligation, less current portion	10,326,850	11,145,381

Total Liabilities	44,384,961	28,169,496

Stockholders' Equity
Preferred stock, $2 par value, authorized and unissued 500,000 shares	-	-
Common stock, $2 par value, 1,750,000 shares authorized; 762,446 shares issued and outstanding	1,524,892	1,524,892
Additional paid-in capital	202,499	202,499
Retained earnings	7,947,219	8,049,428
Accumulated other comprehensive income (Note 5):
Cumulative foreign currency translation adjustment	(546,815)	(1,074,522)
Derivative adjustment	-	(7,526)
Pension liability adjustment	(5,740,445)	(5,740,445)

Total accumulated other comprehensive income	(6,287,260)	(6,822,493)

Total Stockholders' Equity	3,387,350	2,954,326

	$47,772,311	$31,123,822

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Income

	Three months ended			Nine months ended

September 30,	2003	2002		2003	2002

Net Sales	$10,786,503		$8,650,938	$31,348,154	$27,874,118
Cost of Sales	8,182,462		5,926,189	23,276,407	18,986,410

Gross profit	2,604,041		2,724,749	8,071,747	8,887,708

Operating Expenses
Advertising	43,326		50,698	120,242	160,025
Selling	829,242		789,027	2,540,943	2,300,255
General and administrative	1,690,874		1,553,520	5,103,822	4,737,747

	2,563,442		2,393,245	7,765,007	7,198,027

Operating income	40,599		331,504	306,740	1,689,681

Other Expenses (Income)
Interest expense	265,620		96,848	651,553	305,617
Net gain on foreign currency transactions	(35,861)		1,222	(224,284)	(3,729)
Other, net	23,362		(5,918)	42,680	(11,254)

	253,121		92,152	469,949	290,634

Income (loss) before income tax expense (benefit)	(212,522)		239,352	(163,209)	1,399,047

Income Tax Expense (Benefit)	(82,000)		93,000	(61,000)	557,000

Net Income (Loss)	$(130,522)		$146,352	$(102,209)	$842,047

Basic Earnings (Loss) Per Share of Common Stock (Note 4)	$(.18)	$	..20	$(.14)	$1.13
Diluted Earnings (Loss) Per Share of Common Stock (Note 4)	$(.18)	$	..19	$(.14)	$1.12

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30,	2003	2002

Operating Activities
Net income (loss)	$(102,209)	$842,047
Adjustments to reconcile net income (loss) to net cash from
(for) operating activities:
Depreciation and amortization	1,108,066	1,015,949
Gain on sale of property and equipment	(9,000)	-
Net gain on foreign currency transactions	(224,284)	(3,729)
Deferred income taxes	(49,510)	500,000
Change in net retirement and postretirement benefit obligations	(1,145,010)	(396,203)
Changes in operating assets and liabilities, net of amounts
acquired from business acquisitions:
Accounts receivable	(777,661)	(1,403,984)
Refundable income taxes	(19,382)	(52,311)
Inventories	(254,373)	(1,172,008)
Prepaid expenses and other current assets	(12,160)	70,336
Other assets	60,420	(12,939)
Accounts payable and accruals	312,840	1,258,995

Net cash from (for) operating activities	(1,112,263)	646,153

Investing Activities
Capital expenditures	(308,966)	(608,193)
Proceeds from sale of property and equipment	9,000	59,163
Acquisitions, net of cash received	(4,514,193)	-

Net cash for investing activities	(4,814,159)	(549,030)

Financing Activities
Proceeds from issuance of notes payable to banks	12,167,171	6,300,000
Principal payments on notes payable to banks	(7,997,470)	(5,800,000)
Proceeds from mortgage payable	1,890,089	-
Principal payments on long-term debt	(639,709)	(925,000)

Net cash from (for) financing activities	5,420,081	(425,000)

Effect of Exchange Rate Changes on Cash	48,784	6,604

Net Decrease in Cash	(457,557)	(321,273)

Cash, beginning of period	956,660	578,695

Cash, end of period	$499,103	$257,422

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$627,253	$293,783
Income taxes, net of refunds	12,803	46,506

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

Hastings Manufacturing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

In the opinion of the management of Hastings Manufacturing Company and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position as of September 30, 2003, and the results of operations for the three months and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002.

The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the expected results for all of 2003.

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

Acquisitions

As discussed in Note 2, the accompanying condensed consolidated balance sheet as of September 30, 2003 includes the accounts of acquired businesses. The accompanying condensed consolidated statements of income reflect the results of operations of the acquired businesses beginning with the second quarter of 2003.

Stock Compensation

The Company has decided to continue to account for stock-based employee compensation using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted under Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation -- Transition and Disclosure (SFAS No. 148). Because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized at the date of issuance. Historically, the Company's stock options are 100% vested on the date of grant and, since inception of the plan, have been granted in the fourth quarter of each year. There were no stock option grants in the first nine months of 2003 or the first nine months of 2002 and, therefore, there is no pro forma effect on net income and earnings per share during these periods.

Reclassification

During preparation of the accompanying condensed consolidated financial statements as of September 30, 2003, it was determined that certain expense items related to the acquired businesses were misclassified in the June 30, 2003 condensed consolidated financial statements. Thus, in preparation of the accompanying condensed consolidated financial statements for the nine months ended September 30, 2003, the following adjustments were made to the June 30, 2003 totals: Net sales decreased $248,649;

cost of sales increased $364,489; selling expenses decreased $173,805; and general and administrative expenses decreased $439,333. These reclassifications net to zero and thus do not affect the Company's previously reported net income.

Note 2 - Acquisitions

On March 27, 2003, the Company, through its Canadian subsidiary, Hastings, Inc., acquired 100 percent of the outstanding shares of Ertel Manufacturing Corporation of Canada, Ltd. ("Ertel") and Syzygy Auto Distribution Inc. ("Syzygy"), both Canadian corporations. Ertel and Syzygy are referred to below collectively as the "Acquired Companies." The accompanying condensed consolidated balance sheet as of September 30, 2003 includes the accounts of the Acquired Companies. The operating results of the Acquired Companies are included in the accompanying condensed consolidated statements of income beginning in the second quarter of 2003. Prior to being acquired, Ertel's and Syzygy's net sales for the year ended December 31, 2002 were approximately $16,235,000 and $149,000, respectively. (All amounts set forth in this Note 2 are in U.S. dollars.)

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

Prior to the acquisitions, the Acquired Companies were closely related parties. For the purpose of this note, the purchase transactions were aggregated. Due to the nature of the distribution operations of the Acquired Companies, the purchase price was primarily determined based on the Acquired Companies' past operating results rather than their tangible assets. The acquisitions were accounted for under the purchase method of accounting with allocated goodwill and other intangible assets of $6,019,855 and $1,937,384, respectively, none of which will be deductible for tax purposes. The purchase price payable to the sellers was $6,944,710, including $4,083,000 of cash and $2,861,710 of secured term notes payable issued to the sellers (see Note 3). The total purchase price, for accounting purposes, including estimated acquisition and restructuring costs, amounted to $8,024,560. Through September 30, 2003, the Company incurred acquisition costs of $590,551. Total acquisition costs increased by $72,532 during the third quarter of 2003, reflecting additional legal and professional fees associated with the acquisition. Costs related to restructuring efforts, as discussed below, are $489,299. This amount decreased by $86,838 in the third quarter of 2003 in comparison to the original March 31, 2003 estimate of $576,137. This decrease primarily reflects a reduction in the original estimated severance costs. The Company does not anticipate any change to the purchase price, for accounting purposes, in future periods. The following is an allocation of the total estimated purchase price:

Current assets	$7,178,158
Property and equipment	335,250
Goodwill	6,019,855
Intangible assets	1,937,384

Total assets acquired	15,470,647

Current liabilities	2,235,536
Deferred income taxes	678,160
Long-term debt	4,532,391

Total liabilities assumed	7,446,087

$8,024,560

Intangible assets of $1,937,384 were independently valued by a third party and include a trademark and a customer contract with estimated fair market values of $1,801,964 and $135,420, respectively. The trademark has an estimated useful life of 20 years. The customer contract is in effect through June 2005.

The above acquisition amounts reflect the U.S. dollar equivalent of the Canadian dollar acquisition costs, translated at the U.S.-Canadian exchange rate in effect as of the March 27, 2003 acquisition date. These amounts differ from the amounts reflected in the September 30, 2003 condensed consolidated balance sheets, as the current balance sheet amounts reflect the U.S.-Canadian exchange rate in effect as of September 30, 2003.

The following unaudited pro forma financial information presents results as if the acquisitions had occurred at the beginning of the respective periods:

Nine months ended September 30,	2003	2002

Net sales	$35,508,921	$40,360,380
Net income (loss)	(289,328)	941,233
Basic earnings (loss) per share	(.39)	1.26
Diluted earnings (loss) per share	(.39)	1.25

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

In connection with the acquisitions, the Company accrued an estimated $489,299 (net of the $86,838 third quarter adjustment discussed above) of restructuring costs, consisting of $330,679 of employee termination benefits for 19 salaried employees and $158,620 related to lease and other contract terminations. Since the acquisition date, $210,045 of the restructuring costs have been paid, leaving a

September 30, 2003 accrual balance of $279,254, which is expected to be paid within the next six months.

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

Of the total $15,270,000 short-term lines available to the Company at September 30, 2003, approximately $1,047,000 was unused.

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

In order to improve its short-term cash position, the Company obtained from the sellers of the acquired businesses, a deferral of the scheduled September 30, 2003 note payments. The total of these deferred payments is approximately $150,000, plus interest. The deferred amount will be paid, with interest, in monthly installments beginning on January 31, 2004 and ending on December 31, 2004. All other quarterly payments to the sellers are expected to be made as scheduled.

In accordance with an agreement with the Company's primary lender, the long-term debt payment that was scheduled to be paid on September 30, 2003 was delayed until October 15, 2003. The Company subsequently made the required debt payment, with interest, on the revised date.

The term loan agreement requires the Company to maintain certain financial balances and ratios. At September 30, 2003, the Company was in violation of certain covenants. As of the date of this Form 10-Q, the lender has not issued a waiver of the violations, nor has it agreed to amend any of the covenants. The lender has the right to declare all of the Company's obligations immediately due and payable, although this action is not anticipated. However, there can be no assurance that the Company will obtain necessary waivers of or revisions to such covenants. As a result of the covenant violations, the related long-term portion of the debt outstanding under the agreement, amounting to $535,000, has been reclassified as current at September 30, 2003.

Note 4 - Earnings (Loss) Per Share

A reconciliation of the numerators and denominators used in the "basic" and "diluted" earnings (loss) per share (EPS) calculations follows:

	Three months ended		Nine months ended
September 30,	2003	2002	2003	2002

Numerator:
Net income (loss) used for both basic and diluted EPS calculation	$(130,522)	$146,352	$(102,209)	$842,047

Denominator:
Weighted average shares outstanding for the period - used for basic EPS calculation	745,046	745,046	745,046	745,046
Dilutive effect of stock options and contingently issuable shares	-	8,747	-	5,816
Weighted average shares outstanding for the period - used for diluted EPS calculation	745,046	753,793	745,046	750,862

Note 5 - Comprehensive Income

Comprehensive income and its components consist of the following:

	Three months ended		Nine months ended
September 30,	2003	2002	2003	2002

Net income (loss)	$(130,522)	$146,352	$(102,209)	$842,047
Other comprehensive income, net of tax:
Foreign currency translation adjustments	9,375	(138,896)	527,707	12,921
Derivative adjustment	-	7,216	7,526	25,288
Minimum pension liability adjustment	-	-	-	-

Other comprehensive income (loss)	9,375	(131,680)	535,233	38,209

Comprehensive income (loss)	$(121,147)	$14,672	$433,024	$880,256

The above $0 and $7,526 other comprehensive income, net of tax related to the derivative adjustment for the three months and nine months ended September 30, 2003 are made up of the following components:

	Three months ended		Nine months ended
September 30, 2003	Before Tax	Net of Tax	Before Tax	Net of Tax

Change in fair value of derivative	$-	$-	$(74)	$(49)
Reclassification adjustment to expense	-	-	11,478	7,575

Other comprehensive income	$-	$-	$11,404	$7,526

The above $7,216 and $25,288 other comprehensive income, net of tax related to the derivative adjustment for the three months and nine months ended September 30, 2002, are made up of the following components:

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

Hastings Manufacturing Company and Subsidiaries

Review by Independent Certified Public Accountants

The September 30, 2003 and 2002 condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been reviewed by BDO Seidman, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

2003 Compared to 2002

Net sales in the third quarter of 2003 increased $2,135,565, or 24.7%, from $8,650,938 in the third quarter of 2002, to $10,786,503. This increase reflects the inclusion of $2,847,467 in sales of acquired businesses in the third quarter of 2003, offset by decreases in sales of products manufactured by the Company and commission revenues of $676,194 and $35,708, respectively. Net sales for the first nine months of 2003 increased $3,474,036, or 12.5%, from $27,874,118 in the first nine months of 2002, to $31,348,154. This increase reflects the inclusion of $7,045,236 of sales of acquired businesses (results of operations of the acquired businesses are reflected in consolidated results beginning in the second quarter), combined with a slight increase in commission revenue of $18,389, offset by a decrease in sales of products manufactured by the Company of $3,589,589.

The net sales increase pertaining to acquired businesses in the third quarter of 2003 reflects the net sales acquired through the Company's purchase of Ertel and Syzygy, as described in Note 2 to the accompanying condensed consolidated financial statements. The net sales decrease in manufactured products in the third quarter of 2003 reflects volume decreases in the original equipment, private brand and domestic aftermarket, slightly offset by a volume increase in the export market. Net sales of manufactured products in the Canadian aftermarket were relatively flat for the third quarter of 2003 in comparison to the same period in 2002. The decrease in the original equipment volume reflects the decreased production volume of the domestic and light-duty truck manufacturers during the third quarter of 2003. The decrease in the private brand volume reflects decreases in sales to specific customers in that market. The decrease in the domestic aftermarket reflects a prolonged industry-wide softness in the automotive replacement parts industry, combined with a loss of $78,000 of sales in the third quarter of 2003 as compared to the third quarter of 2002, from several production engine rebuilders who went out of business in the fourth quarter of 2002. The increase in the export volume reflects sales increases in various foreign markets, reflecting slightly improved economic conditions in those markets. In response to the prolonged industry-wide softness in the domestic automotive replacement parts industry, the Company implemented cost-containment measures in March 2003. These cost-containment measures are described in "Liquidity and Capital Resources" below, and have remained in effect through the third quarter of 2003. The slight decrease in commission revenues, which the Company earns in exchange for providing marketing and distribution services for various engine component manufacturers, primarily reflects the industry-wide softness described earlier.

For the first nine months of 2003, the net sales pertaining to acquired businesses are described above. The slight increase in commission revenues for the first nine months of 2003 reflects volume growth in the first quarter of 2003, partially offset by volume decreases in the second and third quarters of 2003 resulting from the industry-wide softness noted above. For the first nine months of 2003, net sales of manufactured products decreased in the original equipment, private brand and domestic aftermarket, as a result of the items noted above. For the first nine months of 2003, net sales of manufactured products also decreased in the Canadian aftermarket and the export market. The decrease in the Canadian aftermarket volume reflects the same industry-wide softness observed in the domestic aftermarket, combined with the closing of several production engine rebuilders in the fourth quarter of 2002, which resulted in a loss of $336,000 of Canadian aftermarket sales for the first nine months of 2003 in comparison to the same period of 2002. The decrease in the export volume reflects the economic and political instability present during the first half of 2003 in the Company's various export markets. As noted earlier, economic conditions improved in certain export markets during the third quarter of 2003.

2002 Compared to 2001

Net sales in the third quarter of 2002 increased $423,001, or 5.1%, from $8,227,937 in the third quarter of 2001, to $8,650,938. Included in these net sales were commission revenues of $428,674 in the third quarter of 2002 and $110,148 in the third quarter of 2001, which the Company earned in exchange for providing marketing and distribution services for various engine and component manufacturers. Excluding these commission revenues, net sales of products manufactured by the Company increased $104,475, or 1.3%, from $8,117,789 in the third quarter of 2001, to $8,222,264. Net sales for the first nine months of 2002 increased $1,079,164, or 4.0%, from $26,794,954 in the first nine months of 2001, to $27,874,118. Included in these net sales were commission revenues of $301,215 and $1,204,619, respectively. Excluding these commission revenues, net sales of products manufactured by the Company increased $175,760, or 0.7%, from $26,493,739 in the first nine months of 2001, to $26,669,499.

The net sales increase on manufactured products in the third quarter of 2002 reflected a volume increase in the original equipment market, partially offset by volume decreases in the domestic and Canadian aftermarkets. Net sales in the private brand and export markets were relatively flat in the third quarter of 2002 in comparison to the same period in 2001. The increase in the original equipment volume reflected the improved production volume experienced by domestic automotive and light-duty manufacturers. The net sales decreases in the domestic and Canadian aftermarkets reflected continued industry-wide softness in the automotive replacement parts industry. The increase in commission revenues reflected the volume growth observed in marketing and distributing engine component products for other companies.

For the first nine months of 2002, net sales of manufactured products increased in the original equipment and export markets. However, these sales were substantially offset by net sales decreases in the domestic and Canadian aftermarkets. Net sales in the private brand market were relatively flat for the first nine months of 2002, in comparison to the same period in 2001. The increase in the original equipment volume was due to the improved production volume noted above. The increase in the export volume reflected the continued broadening of the Company's customer base into new export markets. The decreases in the domestic and Canadian aftermarket volumes were partially due to the industry-wide softness described above. In addition, the decrease in the domestic aftermarket volume reflected significant net sales, in the first nine months of 2001, to a major customer when that customer expanded the line of products that it offers to its customers. Commission revenues for the first nine months of 2002 increased in comparison to the first nine months of 2001, as detailed above.

COST OF SALES AND GROSS PROFIT

2003 Compared to 2002

Cost of sales for the third quarter of 2003 increased $2,256,273, or 38.1%, from $5,926,189 in the third quarter of 2002, to $8,182,462. For the first nine months of 2003, cost of sales increased $4,289,997, or 22.6%, from $18,986,410 for the first nine months of 2002, to $23,276,407. The gross profit margin on net sales decreased in the third quarter of 2003, from 31.5% in the third quarter of 2002, to 24.1%. For the first nine months of 2003, the gross profit margin on net sales also decreased from 31.9% for the first nine months of 2002, to 25.7%. The increase in cost of sales and the corresponding decrease in the gross profit margin on net sales for the third quarter of 2003 primarily reflect the direct costs associated with the net sales increase pertaining to the acquired businesses, combined with the effects of a change in the sales mix and increases in group health insurance, overhead and shipping and distribution costs, slightly offset by the reduced cost of sales associated with the lower net sales of manufactured products. The increased shipping and distribution costs primarily reflect the increased costs associated with distributing the products of the acquired businesses. The negative effect of the sales mix change on the gross profit margin on net sales reflects the increased export volume observed in the third quarter of 2003. This volume has traditionally carried a lower gross profit margin (higher cost of sales as a percentage of net sales) than domestic sales due to the lower level of operating expenses (not included in cost of sales) associated with that volume. The increase in cost of sales and the decrease in the gross profit margin on net sales for the first nine months of 2003 primarily reflect the items noted above, with the exception of the effect of the export volume. As noted earlier, for the first nine months of 2003, export volume decreased, thus limiting the negative effect of the reduced gross profit margin on net sales associated with that volume.

2002 Compared to 2001

Cost of sales for the third quarter of 2002 increased $77,528, or 1.3%, from $5,848,661 in the third quarter of 2001, to $5,926,189. For the first nine months of 2002, cost of sales increased $248,402, or 1.3%, from $18,738,008 for the first nine months of 2001, to $18,986,410. The gross profit margin on net sales increased for the third quarter of 2002, from 28.9% for the third quarter of 2001, to 31.5%. For the first nine months of 2002, the gross profit margin on net sales also increased, from 30.1% for the first nine months of 2001, to 31.9%. The increase in cost of sales for the third quarter and for the first nine months of 2002 reflected the increase in net sales of manufactured products noted earlier, combined with increased shipping and distribution costs that were incurred in distributing other manufacturers' engine component products. The effect of these additional costs, however, were more than offset by the commission revenue generated from the distribution of these products, and thus contributed to the increased gross profit margin. There was minimal effect on the gross profit margin from changes made to the Company's individual inventory factors (material, labor and overhead) during the first nine months of 2002.

OPERATING EXPENSES

2003 Compared to 2002

Total operating expenses for the third quarter of 2003 increased $170,197, or 7.1%, from the third quarter of 2002. For the first nine months of 2003, total operating expenses increased $566,980, or 7.9%, from the first nine months of 2002. Advertising costs for the third quarter of 2003 decreased $7,372, or 14.5%, from the third quarter of 2002. For the first nine months of 2003, advertising costs decreased $39,783, or 24.9%, from the first nine months of 2002. These decreases primarily reflect decreases in printed material and advertising support costs. There were no significant advertising costs related to the acquired businesses in the third quarter and first nine months of 2003. Selling costs for the third quarter of 2003 increased $40,215, or 5.1%, from the third quarter of 2002. For the first nine months of 2003, selling costs increased $240,688, or 10.5%, from the first nine months of 2002. These increases reflect increased agents' commissions, sales personnel and sales support costs related to the acquired businesses, slightly offset by decreases in these same costs associated with the Company's other operations. The increase in selling costs for the third quarter and first nine months of 2003 also reflect the inclusion of approximately $15,000 and $30,000, respectively, of amortization expense related to the Company's customer contract associated with the acquired businesses. General and administrative costs for the third quarter of 2003 increased $137,354, or 8.8%, from the third quarter of 2002. For the first nine months of

2003, general and administrative costs increased $366,075, or 7.7%, from the first nine months of 2002. These increased costs primarily reflect increases in general personnel and related support costs associated with the additional personnel required to administer the acquired businesses, partially offset by decreases in these same costs associated with the Company's other operations. The increase in general and administrative expenses for the third quarter and first nine months of 2003 also reflect increases in group health insurance costs and the provision for doubtful accounts receivable, combined with $59,000 and $118,000, respectively, of amortization expense related to the Company's trademark and capital assets associated with the acquired businesses. The increase in general and administrative expenses for the first nine months of 2003 was slightly offset by a net reduction in severance costs of $60,000 (from $122,000 to $62,000), when compared to the same period in 2002. There were no severance costs incurred in the third quarters of 2003 or 2002.

2002 Compared to 2001

Total operating expenses for the third quarter of 2002 increased $256,551, or 12.0%, from the third quarter of 2001. For the first nine months of 2002, total operating expenses increased $573,960, or 8.7%, from the first nine months of 2001. Advertising costs for the third quarter of 2002 decreased $7,977, or 13.6%, from the third quarter of 2001. For the first nine months of 2002, advertising costs decreased $3,684, or 2.3%, from the first nine months of 2001. These decreases reflected a decline in printed material costs related to the inclusion, in 2001, of a one-time charge for the start-up of the marketing and distribution of Zollner brand pistons, partially offset by an increase in advertising support costs. Selling costs for the third quarter of 2002 increased $61,224, or 8.4%, from the third quarter of 2001. This increase reflected increases in costs associated with sales personnel, sales support and industry trade shows. For the first nine months of 2002, selling costs decreased $31,415, or 1.3%, from the first nine months of 2001. This decrease reflected declines in agents commissions, sales promotion and sales support costs, partially offset by increases in sales personnel costs and industry trade show expenses as discussed above. General and administrative costs for the third quarter of 2002 increased $203,304, or 15.1%, from the third quarter of 2001. For the first nine months of 2002, general and administrative costs increased $609,059, or 14.8%, from the first nine months of 2001. These increases primarily reflected increases in general personnel and personnel support costs, combined with a smaller increase in property insurance costs. These increases were offset slightly by decreases in group health insurance costs and the provision for doubtful accounts receivable. The increase for the first nine months of 2002 also reflected $122,000 of severance payments to terminated employees.

OTHER EXPENSES

2003 Compared to 2002

Other expenses netted to $253,121 for the third quarter of 2003, compared to a net expense of $92,152 for the third quarter of 2002. For the first nine months of 2003, other expenses netted to $469,949 compared to a net expense of $290,634 for the first nine months of 2002. These increases reflect a significantly higher interest expense and increased other, net expenses, partially offset by a higher gain on foreign currency transactions. The increases in interest expense reflect the increased short-term and long-term debt obligations that the Company utilized to finance the purchase of Ertel and Syzygy, as discussed in Notes 2 and 3 to the accompanying condensed consolidated financial statements. The increases in the gain on foreign currency transactions reflect the Company's increased exposure to Canadian currency fluctuations, relative to the U.S. dollar, associated with the acquired businesses, combined with the effect of the strengthening Canadian dollar compared to the U.S. dollar in 2003. These items are discussed in Item 3 below. The other, net items primarily reflect the loss derived from the Company's investment in its Casite joint venture.

2002 Compared to 2001

Other expenses netted to $92,152 for the third quarter of 2002, compared to a net expense of $171,488 for the third quarter of 2001. This decrease reflected a significantly lower interest expense, combined with a lower other, net expense (income) in 2002. The decrease in interest expense reflected the reduced short-term interest rates in effect in 2002 compared to 2001, combined with reduced interest expense on the amortization of the Company's long-term debt. The other, net item primarily reflected the income derived for the Company's investment in its Casite joint venture. For the first nine months of 2002, other expenses netted to $290,634 versus a net expense of $468,053 in the first nine months of 2001. The decrease in interest expense reflected the items discussed above. The other, net item reflected the income derived from the Casite joint venture, combined with the inclusion, in 2001, of a gain recognized on the sale of stock holdings received from one of the Company's pension fund administrators. These holdings were received when the administrator converted from a mutual structure to a stock-based structure.

TAXES ON INCOME

The 2003 and 2002 effective tax rates of 37.4% and 39.8%, respectively, are higher than the domestic statutory federal tax rate of 34.0% due primarily to the impact of various state income taxes and the impact of a higher statutory rate applicable to the earnings of the Canadian subsidiary.

As of September 30, 2003, the Company recorded net deferred income tax assets of $7,521,454. The major components of those assets are the tax effects of the net operating loss carryforwards and net accrued retirement and postretirement benefit obligations. The realization of these recorded benefits is dependent upon the generation of future taxable income. Management believes that it is more likely than not that adequate levels of future taxable income will be generated to absorb the net operating loss carryforwards, the deductible amounts related to the retirement and postretirement benefit obligations and the remaining net deductible temporary differences. However, based on the net operating loss carryforwards at September 30, 2003 (which must be utilized before foreign tax credit carryforwards can be utilized), management believes that it is more likely than not that the foreign tax credit carryforwards will go unutilized prior to their expiration. As a result, a valuation allowance has been recorded for the total foreign tax credits of $45,576 at September 30, 2003.

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

The Company's primary cash requirements continue to be for operating expenses such as labor costs and for funding inventory, accounts receivable and long-term debt service, including the additional debt service relating to the Company's March 2003 acquisitions of Ertel and Syzygy, as discussed below. Historically, the Company's primary sources of cash have been from operations and from bank borrowings. These sources of cash depend on attaining future positive financial results. In March and April 2003, in response to a prolonged volume decrease in the domestic and Canadian piston ring aftermarkets, the Company implemented cost-containment measures, as described above. The Company believes that these cost-containment measures, combined with the income derived from the sale of manufactured products, the anticipated future positive financial impact of the Ertel and Syzygy acquisitions and the Company's marketing and distribution agreements with various engine component manufacturers, should allow it to generate sufficient cash from operations to assist it in satisfying the Company's future cash requirements.

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

The Company's short-term and long-term debt represents its primary contractual obligation as of September 30, 2003. The Company is also a party to various lease commitments and other contractual obligations. The Company has no off-balance sheet arrangements. Total short-term lines available to the Company as of September 30, 2003 totaled $15,270,000, of which approximately $1,047,000 was unused. A significant portion of the Ertel and Syzygy acquisitions was funded with short-term debt established for the sole purpose of the acquisition. Additional economies of scale are anticipated as the Company continues to integrate the acquired operations. As those economies of scale mature, the Company intends to address its current financing arrangements, with the possibility of converting certain of those obligations into long-term financing vehicles.

In order to improve its short-term cash position, the Company obtained from the sellers of the acquired businesses, a deferral of the scheduled September 30, 2003 note payments. The total of these deferred payments is approximately $150,000, plus interest. The deferred amount will be paid, with interest, in monthly installments beginning on January 31, 2004 and ending on December 31, 2004. All other quarterly payments to the sellers are expected to be made as scheduled.

In accordance with an agreement with the Company's primary lender, the long-term debt payment that was scheduled to be paid on September 30, 2003 was delayed until October 15, 2003. The Company subsequently made the required debt payment, with interest, on the revised date.

The term loan agreement requires the Company to maintain certain financial balances and ratios. At September 30, 2003, the Company was in violation of certain covenants. As of the date of this Form 10-Q, the lender has not issued a waiver of the violations, nor has it agreed to amend any of the covenants. The lender has the right to declare all of the Company's obligations immediately due and payable, although this action is not anticipated. However, there can be no assurance that the Company will obtain necessary waivers of or revisions to such covenants. As a result of the covenant violations, the related long-term portion of the debt outstanding under the agreement, amounting to $535,000, has been reclassified as current at September 30, 2003.

The following commentary is based on the condensed consolidated statements of cash flows, which reflect the changes in operating assets and liabilities net of amounts acquired from business acquisitions. During the first nine months of 2003, the Company used $1,112,263 of cash for operating activities. The realized net loss and increases in accounts receivable and inventories, combined with a decrease in the net retirement and postretirement benefit obligations and the net gain on foreign currency transactions, were partially offset by realized depreciation and amortization and an increase in accounts payable and accruals. The increase in accounts receivable primarily reflects the increased exposure relating to the credit terms associated with the acquired businesses. The increase in inventories reflects the Company's efforts to align inventory levels with customer demand. The decrease in the net retirement and postretirement benefit obligations reflects the excess of actual postretirement benefit claims paid over the actuarially determined annual expense, combined with the effect of the required quarterly funding of one of the Company's retirement plans to certain limits. The net gain on foreign currency transactions reflects the Company's increased exposure to Canadian currency fluctuations relative to the U.S. dollar, associated with the acquired businesses, combined with the effect of the strengthening Canadian dollar compared to the U.S. dollar in 2003, as discussed in Item 3 below. The increase in accounts payable and accruals primarily reflects the increased exposure relating to the additional volume of purchases, and the related payment terms on those purchases, associated with the acquired businesses. The investing activities for the first nine months of 2003 primarily reflect the cash used for the acquisition of Ertel and Syzygy, as discussed in Note 2 to the accompanying condensed consolidated financial statements. The financing activities for the first nine months of 2003 reflect the working capital requirements that were needed to fund the operating activities noted above, combined with the financing utilized to purchase Ertel and Syzygy. The financing activities also reflect the principal payments required under the Company's various long-term debt agreements.

During the first nine months of 2002, the Company generated $646,153 of net cash from operating activities. The realized net income and depreciation and amortization, combined with a decrease in deferred income taxes and an increase in accounts payable and accruals, were partially offset by increases in accounts receivable and inventories, and a decrease in the net retirement and postretirement benefit obligations. The decrease in deferred income taxes reflected the utilization of a portion of the net operating loss carryforward based on earnings for the first nine months. The increase in accounts payable and accruals and the increase in accounts receivable primarily reflected the terms associated with the Company's marketing and distribution agreements. Under the terms of the agreements, the Company bills the customer and records a receivable for the gross sales amount of the products covered under the agreement. The Company is responsible for collecting the gross sales amount. The Company then nets the gross sales amount down to the earned commission amount that it receives for performing the marketing and distribution services by recording a payable to the engine component manufacturers that are parties to those agreements. The change in the accounts payable and accruals also included an increase in the compensation accrual, partially offset by a decrease in the miscellaneous accrual. The increase in the compensation accrual primarily reflected additional accrued general personnel costs. The decrease in the miscellaneous accrual reflected a large payment made during the first half of the year for the December 31, 2001 workers' compensation liability, slightly offset by the recognition, through the first nine months of 2002, of the expected workers' compensation liability for 2002. The decrease in the miscellaneous accrual was partially offset by the reclassification of the fair value of the Company's interest rate swap agreement. The increase in inventories represented a planned increase in the Company's inventories to certain levels. The decrease in the net retirement and postretirement benefit obligation reflected the excess of actual postretirement benefit claims paid over the actuarially determined annual expense and the funding of the Company's defined benefit pension plan to certain actuarial levels. The investing activities for the first nine months of 2002 reflected the Company's continued support of its lean manufacturing environment, combined with capital expenditures for the modernization of the Company's main distribution center. The investing activities also reflected proceeds from the sale of excess plant equipment. The financing activities for the first nine months of 2002 reflected the working capital requirements that were primarily needed to fund the operating activity items. The financing activities also reflected the principal payments required under the Company's term loan agreement, combined with a required $325,000 prepayment of long-term debt borrowings, during the first quarter of 2002, pertaining to the sale of the Company's non-business related real property in November 2001.

OTHER EVENTS

As previously reported, in October, the Company filed the appropriate documents to voluntarily delist its common stock from the American Stock Exchange and to terminate its status as a reporting Company with the Securities and Exchange Commission. The Company expects to complete this process in mid-November 2003 and that its common stock should be immediately eligible for trading through the "pink sheets," an electronic quotation service for over-the-counter securities. However, there can be no assurance that an active trading market for the Company's common stock will develop in the pink sheets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks, which include changes in interest rates and changes in the foreign currency exchange rate as measured against the U.S. dollar.

The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company is exposed to interest rate changes primarily as a result of its variable rate lines of credit and its variable rate long-term borrowings. Of the $15,270,000 total short-term lines available to the Company at September 30, 2003, approximately $14,223,000 was outstanding. The Company was previously a party to an interest rate swap agreement that expired on June 30, 2003. As of September 30, 2003, however, the Company is not a party to any derivative financial instrument agreements, nor does it use such instruments for trading purposes. As described in the "Liquidity and Capital Resources" section of Item 2 above, management is currently reviewing its short-term and long-term financing options. As a part of this review, management will review the Company's anticipated future interest rate exposure to determine if the Company will utilize interest rate swap agreements in the future. Management believes that it is not likely that fluctuations in interest rates in the near future will have a material impact on the Company's consolidated financial statements taken as a whole. However, the possibility for such impacts has increased recently with the significant addition of variable rate borrowings.

The Company has a manufacturing/distribution facility in Canada and, as previously discussed, acquired Ertel and Syzygy, two Canadian distribution companies, in March 2003. These entities' sales are denominated in Canadian dollars, thereby creating exposures to changes in exchange rates. Due to the strengthening of the Canadian dollar versus the U.S. dollar during the second and third quarters of 2003, the Company's Canadian subsidiary recorded a $224,284 net gain on foreign currency transactions for the nine months ended September 30, 2003, as detailed in the accompanying condensed consolidated statements of operations. With the acquisition of Ertel and Syzygy, the Company is now exposed to increased Canadian-originated third party and intercompany transactions that settle in U.S. dollars. In addition, the Company's $2,375,000 intercompany term note related to the acquisitions, which is eliminated upon consolidation, further exposes the Company to Canadian/U.S. dollar currency fluctuations. Future changes in the Canadian/U.S. exchange rate may positively or negatively affect the Company' sales, gross margins and net income. The Company attempts to minimize foreign currency exposure through working capital management. The Company does not formally hedge its exposure to transaction and translation gains and losses relating to foreign currency exposures.

Item 4.	Controls and Procedures

The Company's Chief Executive Officer and its Vice-President, Finance, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003, have concluded that, as of September 30, 2003, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

4(i)

Business Loan Agreement, dated July 14, 2003, between Hastings Manufacturing Company and Hastings City Bank filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 2003, is here incorporated by reference.

4(j)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-A filed February 15, 1996, is here incorporated by reference.

15	Letter Regarding Unaudited Interim Financial Information.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Vice-President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)     The Company furnished the following Current Report on Form 8-K during the quarter ended September 30, 2003. This Form 8-K is considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

Date of Report	Filing Date	Item(s) Reported

August 19, 2003	August 19, 2003

Under Items 9 and 12, this Form 8-K included a press release that reported the Company's financial results for the quarter ended June 30, 2003. The press release included condensed consolidated statements of operations for the quarters and six-month periods ended June 30, 2003 and 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASTINGS MANUFACTURING COMPANY

Date: November 14, 2003	/s/ Thomas J. Bellgraph
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

4(i)

Business Loan Agreement, dated July 14, 2003, between Hastings Manufacturing Company and Hastings City Bank filed as an exhibit to the Form 10-Q Quarterly Report for the period ended June 30, 2003, is here incorporated by reference.

4(j)	Preferred Stock Purchase Rights Plan, filed as an exhibit to Form 8-A filed February 15, 1996, is here incorporated by reference.

15	Letter Regarding Unaudited Interim Financial Information.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Vice-President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.